Form 10-Q
period 1998-09-30
INSILCO HOLDING CO
filed 1998-11-17
CIK 1068049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number:

                               INSILCO HOLDING CO.
             (Exact name of registrant as specified in its charter)

               Delaware                                  06-1158291
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

          425 Metro Place North
                Fifth Floor
               Dublin, Ohio                                  43017
   (Address of principal executive offices)                (Zip Code)

                                  614-792-0468
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 1998, 1,384,614 shares of common stock, $.001 par value, were outstanding.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

Part I.  FINANCIAL INFORMATION                                                                        PAGE
         Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets                                               3

                          -    September 30, 1998 (unaudited)
                          -    December 31, 1997

                    Condensed Consolidated Statements of Operations                                     4

                          - Nine months ended September 30, 1998 (unaudited)
                          - Nine months ended September 30, 1997 (unaudited)
                          - Three months ended September 30, 1998 (unaudited)
                          - Three months ended September 30, 1997 (unaudited)

                    Condensed Consolidated Statement of Stockholders' Equity (Deficit)                  5

                          - For the nine months ended September 30, 1998 (unaudited)

                    Condensed Consolidated Statements of Cash Flows                                     6

                          - Nine months ended September 30, 1998 (unaudited)
                          - Nine months ended September 30, 1997 (unaudited)

                    Notes to Unaudited Condensed Consolidated Financial Statements                      7

                    Independent Auditors' Review Report                                                13

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                             14

Part II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                                                    21

PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                      INSILCO HOLDING CO. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                         (Unaudited)
                                                         September 30,  December 31,
                                                             1998           1997
                                                          ---------     ---------

                            ASSETS
Current assets:
   Cash and cash equivalents                              $   4,659        10,651
   Trade receivables, net                                    84,167        67,209
   Other receivables                                          3,651         3,477
   Inventories, net                                          60,989        60,718
   Deferred taxes                                             4,622           277
   Prepaid expenses and other current assets                  4,135         2,716
                                                          ---------     ---------

        Total current assets                                162,223       145,048

Property, plant and equipment, net                          114,131       113,971
Investment in Thermalex                                      10,556         9,736
Goodwill, net                                                13,219        13,408
Other assets and deferred charges                            23,063        20,510
                                                          ---------     ---------

        Total assets                                      $ 323,192       302,673
                                                          =========     =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                      $      15         1,684
   Current portion of other long-term obligations             2,104         5,393
   Accounts payable                                          36,624        39,757
   Accrued expenses and other                                45,424        58,706
                                                          ---------     ---------

        Total current liabilities                            84,167       105,540

Long-term debt, excluding current portion                   383,923       256,059
Deferred taxes                                                2,627          --
Other long-term obligations, excluding current portion       45,171        43,402
Preferred Stock                                              32,722          --
Stockholders' deficit                                      (225,418)     (102,328)
                                                          ---------     ---------

Contingencies (See Note 9)

        Total liabilities and stockholders' deficit       $ 323,192       302,673
                                                          =========     =========


Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited balance sheet as of that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                    Nine Months     Nine Months   Three Months       Three Months
                                                       Ended          Ended           Ended            Ended
                                                   September 30,  September 30,   September 30,     September 30,
                                                       1998          1997             1998             1997
                                                   -------------  -------------   -------------     -------------
Sales                                                 $ 422,388         407,609         135,065         131,394
Cost of products sold                                   298,743         283,203          98,072          93,250
Depreciation and amortization                            15,787          14,353           5,144           4,749
Selling, general and administrative expenses             74,698          70,289          23,995          22,432
Merger expenses                                          25,529            --            24,188            --
                                                      ---------       ---------       ---------       ---------
   Operating income (loss)                                7,631          39,764         (16,334)         10,963
                                                      ---------       ---------       ---------       ---------

Other income (expense):
  Interest expense                                      (21,840)        (13,460)         (8,035)         (5,698)
  Interest income                                            94           2,808              22             770
  Equity in net income of Thermalex                       2,144           2,154             693             607
  Other income, net                                       2,430             188             405             120
                                                      ---------       ---------       ---------       ---------

   Total other income (expense)                         (17,172)         (8,310)         (6,915)         (4,201)
                                                      ---------       ---------       ---------       ---------

   Income (loss) from continuing operations
    before income taxes and extraordinary item           (9,541)         31,454         (23,249)          6,762

Income tax benefit (expense)                               (467)        (11,571)          6,027          (2,447)
                                                      ---------       ---------       ---------       ---------

   Income (loss) from continuing operations
    before  extraordinary item                          (10,008)         19,883         (17,222)          4,315

Discontinued operations, net of tax:
   Income from operations, net of tax of $1,037            --             1,170            --              --
   Gain on disposal, net of tax of $37,213                 --            57,788            --              --
                                                      ---------       ---------       ---------       ---------

                                                           --            58,958            --              --
                                                      ---------       ---------       ---------       ---------

   Income (loss) before extraordinary item              (10,008)         78,841         (17,222)          4,315

Extraordinary item                                         --              (728)           --              (728)
                                                      ---------       ---------       ---------       ---------

   Net income (loss)                                    (10,008)         78,113         (17,222)          3,587

Preferred stock accretion                                  (673)           --              (673)           --
                                                      ---------       ---------       ---------       ---------

Net income (loss) available to common                 $ (10,681)         78,113         (17,895)          3,587
                                                      =========       =========       =========       =========


Basic earnings (loss)
  available per common share:
   Income (loss) from continuing operations           $   (2.90)           2.41           (6.53)           0.77
   Discontinued operations                                 --              7.15            --              --
   Extraordinary item                                      --             (0.09)           --             (0.13)
                                                      ---------       ---------       ---------       ---------

      Basic net income (loss) per share               $   (2.90)           9.47           (6.53)           0.64
                                                      =========       =========       =========       =========

Diluted earnings (loss) available per common share:
        Income (loss) from continuing operations      $   (2.90)           2.34           (6.53)           0.74
        Discontinued operations                            --              6.94            --              --
        Extraordinary item                                 --             (0.09)           --             (0.12)
                                                      ---------       ---------       ---------       ---------

      Diluted net income (loss) per share             $   (2.90)           9.19           (6.53)           0.62
                                                      =========       =========       =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)
                                 (In thousands)


                                                                                                   Accumulated
                                               Common Stock  Additional   Retained                     Other           Total
                                                 Par Value     Paid-in     Earnings     Treasury    Comprehensive  Stockholders'
                                                  $0.001       Capital     (Deficit)      Stock         Income     Equity (Deficit)
                                                --------       --------     --------     --------      --------       --------
Balance at December 31, 1997                   $      5          --         (82,756)      (16,268)       (3,309)     (102,328)
Net income (loss)                                  --            --         (10,008)         --            --         (10,008)
Cash merger consideration                          --            --        (180,241)         --            --        (180,241)
Issuance of Common stock                              1        56,007          --            --            --          56,008
Issuance of warrants                               --            --           4,969          --            --           4,969
Issuance of equity units to management             --           2,659          --            --            --           2,659
Issuance of Insilco shares upon exercise
 of stock options                                  --           3,281          --            --            --           3,281
Tax benefit from exercise of Insilco
   stock options                                   --             939          --            --            --             939
Merger Eliminations                                  (5)       (4,220)      (12,043)       16,268          --            --
Amortization of warrants                           --            --            (673)         --            --            (673)
Other comprehensive income                         --            --            --            --             (24)          (24)
                                               --------      --------      --------      --------      --------      --------

Balance at September 30, 1998                  $      1        58,666      (280,752)         --          (3,333)     (225,418)
                                               ========      ========      ========      ========      ========      ========









See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                      Nine Months      Nine Months
                                                                         Ended           Ended
                                                                      September 30,    September 30,
                                                                           1998           1997
                                                                       ------------    ----------
Cash flows from operating activities:
  Net income (loss)                                                     $ (10,008)       78,113
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                        15,787        14,353
      Deferred tax expense                                                   (268)        7,672
      Other noncash charges and credits                                    (1,295)          (42)
      Change in operating assets and liabilities:
        Receivables                                                       (16,665)      (17,432)
        Inventories                                                            27         3,050
        Payables and other                                                (13,822)       (2,461)
        Discontinued operations:
          Gain on disposal of segment                                        --         (95,001)
          Deferred tax expense                                               --          25,687
          Depreciation                                                       --             194
          Change in operating assets and liabilities                         --          (2,512)
                                                                        ---------     ---------

             Net cash provided by (used in) operating activities          (26,244)       11,621
                                                                        ---------     ---------

  Cash flows from investing activities:
      Capital expenditures                                                (15,714)      (15,022)
      Other investing activities                                              711         3,437
      Proceeds from divestiture, net                                         --         112,610
                                                                        ---------     ---------

             Net cash provided by (used in) investing activities          (15,003)      101,025
                                                                        ---------     ---------

  Cash flows from financing activities:
      Proceeds from sale of 14% Notes and warrants                         70,205          --
      Proceeds from revolving credit facility                              56,684        87,038
      Issuance of common stock                                             56,008          --
      Issuance of preferred stock and warrants                             35,000          --
      Proceeds from stock option exercise                                   3,281         4,618
      Issuance of equity units to management                                2,659          --
      Cash merger consideration                                          (180,241)         --
      Debt issuance and tender costs                                       (4,559)      (11,126)
      Payment of prepetition liabilities                                   (2,735)       (2,811)
      Retirement of long-term debt                                         (1,171)     (117,071)
      Purchase of treasury stock                                             --          (1,887)
      Repurchase of shares                                                   --        (220,000)
      Proceeds from sale of 10 1/4% Notes                                    --         150,000
                                                                        ---------     ---------

             Net cash provided by (used in) financing activities           35,131      (111,239)
                                                                        ---------     ---------

Effect of exchange rate changes on cash                                       124          (259)
                                                                        ---------     ---------

          Net increase (decrease) in cash and cash equivalents             (5,992)        1,148

Cash and cash equivalents at beginning of period                           10,651         3,481
                                                                        ---------     ---------

                                                                        $   4,659         4,629
                                                                        =========     =========


Interest paid                                                           $  23,722        10,635
                                                                        ---------     =========

Income taxes paid (refunded)                                            $  (3,592)        6,683
                                                                        =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

(1)     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all determinable adjustments have been made which are considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented.

(2)     THE MERGERS

        On August 17, 1998, the Company completed a series of transactions. These transactions included, among other things, the formation by Insilco Holding Co. ("Holdings" or the "Company") then a wholly owned subsidiary of Insilco Corporation ("Insilco") of a wholly owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into Insilco Corporation (the "Reorganization Merger"), pursuant to which each stockholder of Insilco had his or her shares of Insilco converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of Insilco.

        Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate DLJMB, merged with and into Holdings (the "Merger," and together with the Reorganization Merger, the "Mergers") and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings Common Stock. Thus, as a result of the Mergers, each stockholder of Insilco, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock.

        Following the Mergers, (i) Insilco's existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (ii) the DLJMB Funds held approximately 69.0% (69.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (iii) 399 Venture Partners Inc., an affiliate of Citibank, N.A. ("CVC"), purchased shares of Silkworm which in the Merger were converted into approximately 19.3% (17.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; and (iv) management of the Company purchased approximately 1.7% (1.5% on a fully diluted basis) of the outstanding shares of Holdings Common Stock.

        Immediately prior to the effectiveness of the Reorganization Merger, each outstanding option to acquire shares of the common stock of Insilco granted to employees and directors, whether or not vested (the "Options") was canceled and in lieu thereof, each holder of an Option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the Option multiplied by (y) the number of shares subject to the Option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such Options elected to utilize amounts otherwise receivable by them to purchase $1,009,000 in equity and $2,659,000 in equity units of Holdings.

        The total amount of cash required to consummate the foregoing transactions was approximately $204.4

                      INSILCO HOLDING CO. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

        million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share, (ii) the issuance by Silkworm to the DLJMB Funds, CVC and certain members of management of Insilco, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which was converted into Holdings Common Stock in the Merger), (iii) the issuance by Holdings to the DLJMB Funds, for an aggregate consideration, of $35.0 million of 1,400,000 shares of Holdings' 15% Senior Exchangeable Preferred Stock due 2012 of (the "PIK Preferred Stock") and the DLJMB Warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.01 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "Existing Credit Facility").

        In the third quarter and first nine months of 1998 the Company incurred $24,188,000 and $25,529,000, respectively, of costs related to the merger.

(3)     1997 TRANSACTIONS

        In 1997, the Company completed several material transactions affecting its ongoing operations and debt and capital structure (the "1997 Transactions") as described more fully below:

         - On July 3, 1997, the Company refinanced its existing debt under a new six year $200 million amended and restated Credit Agreement.

         - In the third quarter of 1997, the Company purchased an aggregate of 5,714,284 shares of its common stock in two transactions using the proceeds from the sale of its traditional office products business ( the "Rolodex Business") within the Office Products/Specialty Publishing Group of $112,610,000, net of transaction costs, and the proceeds received on the issuance of the $150 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007 (the "10 1/4% Notes").

         Insilco remains a separate reporting entity under the Securities Exchange Act of 1934 because the 10 1/4% Notes are registered debt securities under the Securities Act of 1933.

(4)     DISCONTINUED OPERATIONS

        On March 5, 1997, the Company completed the sale of its Office Products Business (consisting of the Rolodex Business, Rolodex Electronics and Curtis, each as defined below) within the Office Products/Specialty Publishing Group with the divestiture of the Rolodex Business for $112,610,000, net of transaction costs, resulting in a gain of $57,788,000, net of taxes of $37,213,000. The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of the Rolodex electronics product line ("Rolodex Electronics") and the Company's computer accessories business, Curtis Manufacturing Co., Inc. ("Curtis"). The proceeds from these sales aggregated $21,818,000.

        On July 7, 1998, the Company amended its Form 10-K for the year ended December 31, 1997 and its

                      INSILCO HOLDING CO. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

        Form 10-Q for the quarter ended March 31, 1998 to account for the sale of the Office Products Business as a discontinued operation and, accordingly, the accompanying consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified. Revenues associated with the discontinued Office Products Business for the first quarter of 1997 were $10,797,000.

(5)     INVENTORIES

        Inventories consisted of the following at September 30, 1998 (in thousands):


            Raw materials and supplies                 $27,848
            Work-in-process                             19,134
            Finished goods                              14,007
                                                       -------

                    Total inventories                  $60,989
                                                       =======

(6)     RELATED PARTY TRANSACTIONS

        In connection with the mergers, the Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") an advisory fee of $3,500,000. Donaldson, Lufkin & Jenrette Capital Funding received $1,750,000 of fees from Insilco to secure a backstop credit facility in the event that the Company's Existing Revolving Credit Facility required refinancing. DLJSC also received from the Company the gross spread of $2,456,000 related to the Holdings Senior Discount Notes and $1,100,000 of fees related to a bridge loan facility commitment. In addition, the Company reimbursed DLJSC $110,000 for expenses related to the merger.

(7)     COMPREHENSIVE INCOME

        On January 1, 1998, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and most other non-owner changes in equity. This statement expands or modifies disclosures and has no impact on the Company's financial position, results of operations or cash flows. Comprehensive income (loss) for the third quarters of 1998 and 1997 totaled ($17,336,000) and $3,403,000, respectively, including other comprehensive income consisting of foreign currency translation adjustments (losses) totaling ($114,000) and ($184,000), respectively. Comprehensive income (loss) for the first nine months of 1998 and 1997 totaled ($10,032,000) and $75,279,000, respectively, including other comprehensive income consisting of foreign currency translation adjustment (losses) totaling ($24,000) and ($2,834,000), respectively.

(8)     EARNINGS PER SHARE

        In 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128 ("SFAS 128"), "Earnings per Share", which simplifies the computation of earnings per share ("EPS"). All prior period earnings per share amounts have been restated to conform with SFAS 128 requirements. Under SFAS 128, the Company computes two earnings per share amounts - basic EPS and diluted EPS. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the period, including potential common stock which reflect the dilutive

                      INSILCO HOLDING CO. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

effect of stock options granted to employees and directors.
The components of basic and diluted earnings per share were as follows:

                                                       Nine Months                  Three Months
                                                   Ended September 30,           Ended September 30,
                                                   -------------------           -------------------
                                                  1998            1997          1998          1997
                                                  ----            ----          ----          ----
Net income (loss)                            $   (10,008)         78,113        (17,222)          3,587
Preferred stock dividends                           (673)           --             (673)           --
                                             -----------     -----------    -----------     -----------

   Net income (loss) available for common    $   (10,681)         78,113        (17,895)          3,587
                                             ===========     ===========    ===========     ===========

Average outstanding shares of common
 stock                                         3,677,306       8,251,332      2,738,775       5,626,656

Dilutive effect of stock options                    --           251,189           --           172,816
                                             -----------     -----------    -----------     -----------

   Common stock and common
   stock equivalents                           3,677,306       8,502,521      2,738,775       5,799,472
                                             ===========     ===========    ===========     ===========

Earnings (loss) per share:
   Basic                                     $     (2.90)           9.47          (6.53)          (0.64)
                                             ===========     ===========    ===========     ===========

   Diluted                                   $     (2.90)           9.19          (6.53)          (0.62)
                                             ===========     ===========    ===========     ===========

(9)     CONTINGENCIES

        The Company is implicated in various claims and legal actions arising in the ordinary course of business. Those claims or liabilities will be addressed in the ordinary course of business and will be paid as expenses are incurred. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(10)    ESTIMATES

        In conformity with generally accepted accounting principles, the preparation of our financial statements requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying actual results may ultimately differ from those estimates.

(11)    CONTINGENCY GAIN

        On January 14, 1997, the Company's subsidiary, Taylor Publishing Company ("Taylor"), sued one of its principal competitors in the yearbook business, Jostens, Inc. ("Jostens"), in the U.S. District Court for the Eastern District of Texas, alleging violations of the federal antitrust laws as well as various claims arising under state law. On May 13, 1998, a verdict was rendered in favor of Taylor and on June 12, 1998, the judge presiding over the litigation in the U.S. District Court rendered a judgment in the amount of $25,225,000 plus interest at the rate of
        5.434 percent. Jostens has announced that it will seek to overturn the verdict in post trial motions or on appeal and accordingly the Company has not recorded the gain. There can be no assurance as to the actual amount, if any, that Taylor will recover from Jostens. In the third quarter and first nine months

                      INSILCO HOLDING CO. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

        of 1998, the Company incurred legal fees in connection with the Jostens lawsuit of $132,000 and $900,000, respectively.

(12)    DIVIDEND RESTRICTIONS

        The Company is a holding company and its ability to make payments in respect of the Holding Company Senior Discount Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries. Insilco and its subsidiaries are parties to the Existing Credit Facility and Insilco is party to the 10 1/4% Note Indenture, each of which imposes substantial restrictions on Insilco's ability to pay dividends or make other distributions to the Company. Any payment of dividends or other distributions will be subject to certain financial conditions set forth in such indenture and is subject to certain prohibitions contained in the Existing Credit Facility. Under the most restrictive covenants, $4.25 million was free of limitations on the payment of dividends or other distributions at September 30, 1998.

(13)    SUBSEQUENT EVENTS -THE REFINANCING

        As a result of the Merger, the Company was required to make an Offer to Purchase (as defined in the indenture relating to the 10 1/4% Notes (the "10 1/4% Note Indenture") for all of the outstanding 10 1/4% Notes at 101% of their aggregate principal amount, plus accrued interest. The Offer to Purchase expires on November 16, 1998 and the Company intends to repurchase all 10 1/4% Notes validly tendered and not withdrawn as promptly as practicable following acceptance of the 10 1/4% Notes. There is an aggregate of $150 million principal amount of 10 1/4% Notes outstanding.

        On November 9, 1998, the Insilco completed the sale of $120 million of 12% Senior Subordinated Notes due 2007 (the "New Notes") with warrants to purchase 62,400 shares of Holdings common stock at $45 per share. The net proceeds from the offer and sale of the New Notes was approximately $116.0 million after payment of $3.6 million in underwriting fees to DLJSC and other expenses. These proceeds will be used to fund the repurchase of the 10 1/4% Notes validly tendered at a purchase price of 101% of principal amount plus accrued and unpaid interest.

        The Indenture relating to the New Notes (the "Indenture") provides for a mandatory special redemption at par plus accrued interest to the extent that less than $120 million of the 10 1/4% Notes are tendered in the Offer to Purchase. The Indenture also provides for an 1/8% increase in the interest rate on the New Notes if the holders of the 10 1/4% Notes do not consent to an amendment to the 10 1/4% Note Indenture to permit the Company provide subsidiary guarantees to holders of the New Notes.

        DLJ Capital Funding Inc. ("DLJ Capital Funding") has committed to lend up to $300 million to the Insilco (the "New Credit Facility"). The New Credit Facility will be used to refinance the Existing Credit Facility and to fund a portion of the repurchase of the 10 1/4% Notes. The New Credit Facility will include a term loan facility (the "Term Loan Facility") and a revolving credit facility which will provide for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility will have a maturity of seven years. The Revolving Credit Facility will terminate on July 8, 2003. DLJ Capital Funding's commitment, however, is subject to significant conditions. The New Credit Facility together with the sale of the New Notes will be referred to herein as "The Refinancing".

                      INSILCO HOLDING CO. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

(14)    PRO FORMA RESULTS OF OPERATIONS

        The following financial information presents 1998 and 1997 pro forma consolidated net sales and results of operations as if the mergers including the merger refinancing (see Note 2) and the Refinancing (see
        Note 13) had occurred as of the beginning of each respective period. The 1997 pro forma consolidated net sales and results of operations are presented as if the 1997 Transactions had occurred at the beginning of 1997, exclusive of nonrecurring items directly attributable to the transaction. The pro forma results of operations are as follows (in thousands, except per share data):

                                         Nine Months Ended           Three Months Ended
                                           September 30,               September 30,
                                        ------------------          --------------------
                                        1998          1997          1998          1997
                                        ----          ----          ----          ----
Net sales                            $ 422,388       407,609       135,065       131,394

Loss from continuing operations
 available to common                    (1,771)          (77)       (2,952)       (1,491)

Basic loss per share available to
common                                   (1.08)        (0.05)        (1.79)        (0.94)

Diluted loss per share
 available to common                     (1.08)        (0.05)        (1.79)        (0.91)

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO HOLDING CO:

We have reviewed the condensed consolidated balance sheet of Insilco Holding Co. and subsidiaries as of September 30, 1998, the related condensed consolidated income statements for the three-month and nine-month periods ended September 30, 1998 and 1997, the condensed consolidated statement of stockholders' equity (deficit) for the nine months ended September 30, 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998, except as to Note 21, which is as of June 8, 1998, and Note 2, which is as of July 7, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Columbus, Ohio
November 13, 1998                                        KPMG Peat Marwick LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a diversified manufacturer of automotive, telecommunications and electronics components and is a publisher of school yearbooks and other specialty publishing products. The Company's Automotive Components Group manufactures transmission components and other stamped automotive components and subassemblies at the Steel Parts unit, heat exchangers and heat exchanger tubing at the Thermal Components unit, and stainless steel tubing used predominantly in non-automotive applications at the Romac Metals unit. The Technologies Group manufactures wire and cable assemblies for the telecommunications industry, high performance data-grade connectors, precision metal stampings and power transformers through its Escod Industries, Stewart Connector Systems, Stewart Stamping, and Signal Transformer operating units, respectively. The Specialty Publishing Group, which consists of Taylor Publishing, produces student yearbooks and other specialty publishing products. The Company completed the divestiture of its Office Products business with the sale of the Rolodex Business in the first quarter of 1997. The Office Products Business is being accounted for as a discontinued operation and, accordingly, the consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified.

Summarized sales and operating income (loss) by business segment for the nine months and three months ended September 30, 1998 compared to the corresponding periods in 1997 are set forth in the following table (in thousands) and discussed below:


                                                        Nine Months         Three Months
                                                   Ended September 30,    Ended September 30,
                                                ----------------------   ----------------------
                                                1998              1997    1998             1997
                                                ----              ----    ----             ----
SALES
   Automotive Components Group              $ 185,710       171,912        61,945        55,646
   Technologies Group                         144,756       148,063        45,739        50,102
   Specialty Publishing                        91,922        87,634        27,381        25,646
                                            ---------     ---------     ---------     ---------

                                            $ 422,388       407,609       135,065       131,394
                                            =========     =========     =========     =========


OPERATING INCOME (LOSS)
   Automotive Components Group              $  15,809        17,211         4,338         4,611
   Technologies Group                          14,183        17,326         3,593         5,955
   Specialty Publishing                         3,222         5,535           (59)          421
   Unallocated corporate costs                    (54)         (308)          (18)          (24)
   Unallocated corporate merger expenses      (25,529)         --         (24,188)         --
                                            ---------     ---------     ---------     ---------

                                            $   7,631        39,764       (16,334)       10,963
                                            =========     =========     =========     =========

SALES. Total net sales from continuing operations of $135,065,000 for the third quarter of 1998 were up 3% or $3,671,000 over the corresponding period in 1997, due to increased sales of automotive tubing at the Automotive Components Group and increased sales at Taylor Publishing, due to the timing of yearbook shipments. These sales increases were partially offset by a decline in the Technologies Group caused by the continued weakness in the electronics market. In the first nine months of 1998, net sales from continuing operations of $422,388,000 increased 4% or $14,779,000 from 1997 primarily due to increased sales at the Automotive Components Group of automotive tubing and industrial and off-road radiators, and, to a lesser degree, increased sales at Specialty Publishing related to the timing of yearbook shipments, partially offset by a decline at the Technologies Group.

The Automotive Components Group's sales increased 11% or $6,299,000 and 8% or $13,798,000 in the third quarter and first nine months of 1998, respectively, compared to the corresponding periods of 1997 due to increased automotive tubing sales in both the quarter and year-to-date periods. In addition, sales for the first nine months of 1998 improved over the prior year due to increased sales of radiators to OEMs serving the off-road and industrial equipment markets. These increases were partially offset by a significant decline in sales at the Company's heat exchanger capital equipment manufacturing division, McKenica, which continues to experience a substantial decline in order backlog. Sales of transmission and other stamped automotive parts at Steel Parts and of stainless steel tubing for non-automotive applications, were both up slightly in the third quarter of 1998 and were relatively flat on a year-to-date basis.

The Technologies Group's sales decreased 9% or $4,363,000 in the third quarter of 1998 compared to the corresponding period in 1997 due to declines at Escod and Signal Transformer primarily due to the weakness in the electronics market which has continued in the third quarter. These declines were partially offset by increased sales of Stewart Connector's modular data interconnect products due to increased demand from a major telecommunications customer. Sales in the Technologies Group decreased 2% or $3,307,000 in the first nine months of 1998 compared to the corresponding period in 1997 due to the weak demand in the electronics market in the second and third quarters of 1998. These sales decreases were partially offset by increased sales from Stewart Stamping and increased sales of Stewart Connector's modular data interconnect products.

Taylor Publishing's sales of $27,381,000 and $91,922,000 for the third quarter and first nine months of 1998, respectively, increased 7% and 5% compared to the corresponding periods in 1997 primarily due to timing of yearbook shipments.

OPERATING INCOME. In the third quarter of 1998, the Company had an operating loss of $16,334,000 compared to operating income of $10,963,000 in the prior year period primarily due to $24,188,000 of expenses related to the merger. In addition, the Company incurred $1,258,000 of expenses related to management severance, the consolidation of two facilities and a noncompete infringement lawsuit filed by the Company. The Company also experienced an operating loss at its McKenica business unit due to a lack of available order backlog, lower operating margins at Signal and Escod due to the weakness in the electronics market and lower margins at Stewart Connector due to a less favorable mix of products and price degradation on certain mature connector products.

For the first nine months of 1998, operating income decreased to $7,631,000 from $39,764,000 in 1997 primarily due to $25,529,000 of expenses related to the merger, approximately $900,000 in legal expenses (compared to $200,000 in 1997) associated with Taylor's antitrust lawsuit against Jostens for which Taylor received a favorable judgement totaling $25,225,000 (see Note 11) and $2,152,000 of expenses related to management severance, the consolidation of two facilities and a noncompete infringement lawsuit filed by the Company. In addition, the Company incurred increased costs, primarily higher shipping costs, from production delays during its peak yearbook production season at Taylor Publishing and lower margins at Steel Parts primarily due to increased costs incurred to improve future operational efficiency and for the reasons cited above, an operating loss at its McKenica business unit and lower operating margins at Signal and Stewart Connector.

The Automotive Components Group's operating income in the third quarter of 1998 compared to the corresponding period of 1997 decreased to $4,338,000 from $4,611,000 primarily due to an operating loss of $225,000 at its McKenica business unit which represented a $628,000 decline from the third quarter of 1997 operating income. This decline was partially offset by improved operating income results at the Company's heat exchanger and automotive tubing business. For the first nine months of 1998, the Automotive Components Group's operating income compared to the corresponding period of 1997 decreased to $15,809,000 from $17,211,000 due to an operating loss of $535,000 at its McKenica business unit which represented a $2,259,000 decline from 1997 and increased costs at Steel Parts incurred to improve future operational efficiency. These declines were partially offset by improved operating results at the other operating units of the Thermal Components Group.

The Technologies Group's operating income decreased to $3,593,000 in the third quarter of 1998 from $5,955,000 in the same period of 1997 as the continued weakness in the electronics market caused significant declines in operating income at Signal Transformer and Escod. Operating income at Stewart Connector decreased from the prior year period due to a less favorable sales mix of products and price degradation on certain mature connector products. For the first nine months of 1998, the Technologies Group's operating income, compared to the corresponding period of 1997, decreased to $14,183,000 from $17,326,000. Operating income was impacted by the decreased sales of power transformers, wire and cable assemblies and competitive pricing pressures in the connector market. Partially offsetting these declines, operating income improved over the prior year at Stewart Stamping.

Taylor Publishing had an operating loss of $59,000 in the third quarter of 1998 compared to operating income of $421,000 in 1997 primarily due to $300,000 of severance expenses incurred in the third quarter of 1998 and $132,000 of legal expenses associated with Taylor's antitrust lawsuit against Jostens. For the first nine months of 1998, operating income decreased to $3,222,000 from $5,535,000 in the prior year period primarily due to increased costs of labor and air freight following production delays in the second quarter during its peak yearbook production and delivery period. In addition, Taylor incurred $900,000 of legal expenses associated with Taylor's antitrust lawsuit against Jostens in the first nine months of 1998 compared to $200,000 in 1997.

OTHER INCOME (EXPENSE). Other income for the third quarters of 1998 and 1997 included $693,000 and $607,000, respectively, of equity income from the Company's unconsolidated joint venture, Thermalex, which manufactures extruded aluminum tubing primarily for automotive air conditioning condensers. For the first nine months of 1998, other income included $2,144,000 of equity income from Thermalex compared to $2,154,000 in 1997. Interest expense increased $2,337,000 and $8,380,000 in the third quarter and first nine months of 1998, respectively, from the corresponding 1997 periods due to the issuance of the $150,000,000 of the 10 1/4% Notes completed in the third quarter of 1997 and the issuance of the $70.2 million of 14% Senior Discount Notes in August 1998 (See "The Merger Financing"). Interest income decreased $748,000 and $2,714,000 in the third quarter and first nine months of 1998, respectively, from the corresponding 1997 periods as a result of interest income earned on the proceeds from the sale of the Rolodex Business in 1997.

"Other income, net", included in Other income (expense), for the third quarter and first nine months of 1998 increased $285,000 and $2,242,000, respectively, from the corresponding periods of 1997, respectively. Other income for the first nine months of 1998 included gains on the sale of idle assets.

INCOME TAX EXPENSE. The Company incurred a net loss of $10,008,000 primarily due to $25,529,000 of merger expenses incurred. Consequently, the tax benefit arising from these losses was mitigated by the fact that a significant amount of these costs were not deductible for tax, resulting in the 26% third quarter 1998 effective tax rate and a 5% effective tax rate for the nine month period ending September 30, 1998.

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES. Operations used $26,244,000 of cash in the first nine months of 1998 as compared to providing $11,621,000 in the first nine months of 1997. Cash flows from operations in the first nine months of 1998 were impacted by $25,529,000 of merger expenses incurred and interest payments related to the 10 1/4% Notes totaling $15,504,000 partially offset by Federal income tax refund of $5,110,000. The Company's cash flow for periods prior to the nine months ended September 30, 1997 was favorably impacted by tax loss carryforwards, which reduced the actual cash payments for the years to well below the financial statement income tax expense. The tax loss carryforwards were substantially reduced in 1997 due to the gain from the sale of the Rolodex Business.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. In March 1997, the Company sold its Rolodex Business for a net sales price of $112,610,000. In the first nine months of 1998 and 1997, the Company received dividend distributions from Thermalex of $1,324,000 and $1,460,000, respectively. The Company's other investing activities consisted principally of capital expenditures which totaled $15,714,000 and $15,022,000 for the first nine months of 1998 and 1997, respectively.

CASH FLOWS FROM (USED IN)FINANCING ACTIVITIES. Financing activities provided $32,472,000 in the first nine months of 1998 compared to using $111,239,000 in the first nine months of 1997. On August 17, 1998 a series of transactions involving the Company were completed. (See "The Merger Financing" below.)

On July 3, 1997, the Company refinanced its bank debt (See Note 3 to the condensed consolidated financial statements) and using the Rolodex Proceeds purchased 2,857,142 shares of its common stock, at $38.50 per share in cash, for an aggregate purchase price of $109,999,967. On August 12, 1997, the Company completed the Tender Offer, in which it purchased an additional 2,857,142 shares at a price of $38.50 per share in cash for an aggregate purchase price of $109,999,967. On August 12, 1997, the Company issued $150 million of the 10 1/4% Notes, for net proceeds of approximately $145.9 million (the "Offering"). The Company used the net proceeds from the Offering to fund the repurchase of shares tendered in the Tender Offer, repay loans under the Bank Credit Agreement, pay fees and expenses of the aforementioned transactions and for general corporate purposes. The Company incurred $11,126,000 in costs for the refinancing, Tender Offer and issuance of the Notes.

SEASONALITY. The Company's yearbook publishing business, Taylor Publishing, is highly seasonal, with a majority of its sales occurring in the second and third quarters of the year. Taylor receives significant customer advance deposits in the second half of the year. The Company's other businesses are not highly seasonal.

IMPACT OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not significantly affected the Company's operating results or markets.

LIQUIDITY. At September 30, 1998, the Company's cash and cash equivalents and net working capital amounted to $4,659,000 and $78,056,000, respectively, representing a decrease in cash and cash equivalents of $5,992,000 and an increase in net working capital of $38,548,000 from year end 1997. The borrowing ability under the Insilco's revolving credit facility as of the end of the quarter was $27,840,000 which is also available for issuing of letters of credit.

Trade receivables, net, at September 30, 1998 increased 25% or $16,958,000 over the December 31, 1997 amount primarily due to increased receivables at Taylor Publishing following its peak yearbook production period (see Seasonality).

THE MERGER. On August 17, 1998, a series of transactions involving the Company was completed. These transactions included, among other things, the formation by Insilco Holding Co. ("Holdings" or the "Company") (then a wholly owned subsidiary of Insilco) of a wholly owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into Insilco (the "Reorganization Merger"), pursuant to which each stockholder of Insilco had his or her shares of Insilco converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of the Company.

Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm

Acquisition Corporation ("Silkworm"), an affiliate DLJMB, merged with and into Holdings (the "Merger," and together with the Reorganization Merger, the "Mergers") and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings Common Stock. Thus, as a result of the Mergers, each stockholder of Insilco, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock. Concurrently with the consummation of the Mergers, the DLJMB Funds purchased 1,400,000 shares of Holdings 15% Senior Exchangeable Preferred Stock due 2012 (the "PIK Preferred Stock"), and warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.01 per share.

Following the Mergers, (i) Insilco's existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (ii) the DLJMB Funds held approximately 69.0% (69.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (iii) 399 Venture Partners Inc., an affiliate of Citibank, N.A. ("CVC"), purchased shares of Silkworm which in the Merger were converted into approximately 19.3% (17.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; and (iv) management of the Company purchased approximately 1.7% (1.5% on a fully diluted basis) of the outstanding shares of Holdings Common Stock.

Immediately prior to the effectiveness of the Reorganization Merger, each outstanding option to acquire shares of the common stock of Insilco granted to employees and directors, whether or not vested (the "Options") was canceled and in lieu thereof, each holder of an Option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the Option multiplied by (y) the number of shares subject to the Option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such Options elected to utilize amounts otherwise receivable by them to purchase equity or equity units of Holdings.

THE MERGER FINANCING. The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share, (ii) the issuance by Holdings to the DLJMB Funds, CVC and certain members of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which was converted into Holdings Common Stock in the Merger), (iii) the issuance to the DLJMB Funds for an aggregate consideration of $35.0 million of 1,400,000 shares of the PIK Preferred Stock by Holdings and the DLJMB Warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.01 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "Existing Credit Facility").

THE YEAR 2000 ISSUES. Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000 or when otherwise dealing with dates later than December 31, 1999. This " Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

The Company relies on computer-based technology and primarily utilizes a variety of third-party hardware and software and to a minimal degree some proprietary software. In addition to such information technology ('IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. Third parties with whom the Company has commercial relationships, including raw materials suppliers and service providers used by the Company in its operations (such as banking and financial services, data processing services, telecommunications services and utilities), are also highly reliant on computer-based technology.

In 1996, the Company commenced an assessment of the potential effects of the Year 2000 issue on the Company's business, financial condition and results of operations. In conjunction with such assessment, the Company developed and implemented a "Year 2000" compliance program as described below.

THIRD-PARTY IT SYSTEMS. The majority of the Company's IT systems are third party systems for which the Company has received Year 2000 compliant versions. The Company does not expect any significant outlay of cash for these systems as all of the third party systems are under current maintenance agreements which provide for continuing operation including functions involving Year 2000. The strategy instituted by the Company to identify and address Year 2000 issues affecting third-party IT Systems includes contacting all third-party providers of computer hardware and software to secure appropriate representations to the effect that such hardware or software is or will timely be Year 2000 compliant.

PROPRIETARY IT SYSTEMS. The Company does not rely heavily on Company developed proprietary IT systems. Pursuant to the Company's Year 2000 compliance program, the Company has examined its proprietary IT systems for Year 2000 problems. All such systems that were identified as relating to a critical function and were not Year 2000 compliant are being fixed. The Company believes that nearly all of the proprietary IT systems have been fixed and placed into production. The Company is in the process of testing the remediated systems for Year 2000 compliance.

NON-IT SYSTEMS. The Company has undertaken a review of its non-IT systems and is in the process of fixing such systems that are within the control of its Company. The Company expects to complete this remediation effort by April 30, 1999.

NON-IT VENDORS AND SUPPLIERS. The Company procures its raw materials and operating and supplies from a vast network of vendors located both within and outside the United States. As a part of its contingency planning effort, the Company is continually assessing the Year 2000 readiness of its important vendors in order to identify any significant exposures that may exist and establish alternate sources or strategies where necessary.

COSTS. Costs incurred to implement the Company's Year 2000 compliance program have been immaterial to date and the Company presently expects to incur less that $1.0 million of costs in the aggregate. All of the Company's Year 2000 compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's Year 2000 compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its business systems. Consequently, the Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform three critical functions: (i) make and sell its products,
(ii) order and receive raw material and supplies, and (iii) pay its employees and vendors. It is difficult, if not impossible, to assess with any degree of accuracy the impact on any of these three areas of the failure of one or more aspects of the Company's compliance program.

The novelty and complexity of the issues presented and the proposed solutions therefore and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver materials or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

SUBSEQUENT EVENTS. As a result of the Merger, the Company was required to make an Offer to Purchase (as defined in the indenture (the "10 1/4% Note Indenture") relating to the 10 1/4% Notes) for all of the outstanding 10 1/4% Notes at 101% of their aggregate principal amount, plus accrued interest. The Offer to Purchase expires on November 16, 1998 and the Company intends to repurchase all 10 1/4% Notes validly tendered and not withdrawn as promptly as practicable following acceptance of the 10 1/4% Notes. There is an aggregate of $150 million principal amount of 10 1/4% Notes outstanding.

On November 9, 1998 the Company completed the offering of $120 million of 12% Senior Subordinated Notes (the "New Notes") due 2007 with warrants to purchase 62,400 shares of Holdings common stock. The net proceeds from the offer and sale of the New Notes will be used to fund the repurchase of the 10 1/4% Notes validly tendered at a purchase price of 101% of principal amount plus accrued and unpaid interest.

DLJ Capital Funding Inc. ("DLJ Capital Funding") has committed to lend up to $300 million to the Company (the "New Credit Facility"). The New Credit Facility will be used to refinance the Existing Credit Facility and to fund any remaining portion of the repurchase of 10 1/4% Notes. The New Credit Facility will include a term loan facility (the "Term Loan Facility") and a revolving credit facility (subject to adjustment), which will provide for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility will have a maturity of seven years. The Revolving Credit Facility will terminate on July 8, 2003. DLJ Capital Funding's commitment, however, is subject to significant conditions.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following: delays in new product introductions, lack of market acceptance of new products, changes in demand for the Company's products, changes in market trends, operating hazards, general competitive pressures from existing and new competitors, effects of governmental regulations, changes in interest rates, and adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments. All subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


  4(a)     -      Warrant Agreement between the Company and the Warrant Agent dated November 9, 1998.

  4(b)     -      Warrant and Registration Rights Agreement, dated as of
                  November 9, 1998, between the Company and the Initial
                  Purchaser.

 10(a)     -      Purchase Agreement between Insilco Corporation, Insilco
                  Holding Co. and the Initial Purchaser dated as of November 2, 1998.

  27       -      Financial Data Schedule.


(b)   Reports on Form 8-K

      A report, dated August 17, 1998, on Form 8-K was filed during the quarter ending September 30, 1998, pursuant to Items 5 and 7 of that form.

      A report, dated August 25, 1998, on Form 8-K was filed during the quarter ending September 30, 1998, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               INSILCO HOLDING CO.
                                               --------------------------------
                                               Registrant



Date:  November 13, 1998                       By: /s/ David A. Kauer
                                                  -----------------------------
                                                  David A. Kauer
                                                  Vice President and
                                                  Chief Financial Officer

                                  Exhibit Index


  4(a)     -   Warrant Agreement between the Company and the Warrant Agent dated
               November 9, 1998.

  4(b)     -   Warrant and Registration Rights Agreement, dated as of November
               9, 1998, between the Company and the Initial Purchaser.

 10(a)     -   Purchase Agreement between Insilco Corporation, Insilco Holding
               Co. and the Initial Purchaser dated as of November 2, 1998.

  27       -   Financial Data Schedule.