Form 10-K405
period 1998-12-31
INSILCO HOLDING CO
filed 1999-03-31
CIK 1068049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) FOR THE
                         SECURITIES EXCHANGE ACT OF 1934

                   for the Fiscal Year Ended December 31, 1998

                         Commission File number: 0-22098

                               INSILCO HOLDING CO.
             (Exact name for Registrant as specified in its charter)

            DELAWARE                                           NO. 06-1158291
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

                       425 METRO PLACE NORTH, FIFTH FLOOR
                               DUBLIN, OHIO 43017
                    (Address of principal executive offices,
                               including zip code)

                                 (614) 792-0468
                         (Registrant's telephone number,
                              including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates for the Registrant was approximately $3,343,240 on March 26, 1999.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

There were 1,472,487 shares of the Registrant's common stock outstanding on March 26, 1999.

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----

Part I

Item 1.    Business                                                      3

Item 2.    Properties                                                   10

Item 3.    Legal Proceedings                                            13

Item 4.    Submission of Matters to a Vote of Security Holders          13


Part II

Item 5.    Market for the Registrant's Common Equity and Related
            Stockholder Matters                                         14

Item 6.    Selected Financial Data                                      16

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         18

Item 7A.   Quantitative and Qualitative Disclosures About
            Market Risk                                                 29

Item 8.    Financial Statements and Supplementary Data                  29

Item 9.    Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                         29

Part III

Item 10.   Directors and Executive Officers of the Registrant           29

Item 11.   Executive Compensation                                       29

Item 12.   Security Ownership of Certain Beneficial
            Owners and Management                                       29

Item 13.   Certain Relationships and Related Transactions               29

Part IV

Item 14.   Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                     31

           Signatures                                                   36

           Consolidated Financial Statements                           F-1



NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although the Company (as defined below) believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following: delays in new product introductions, lack of market acceptance of new products, changes in demand for the Company's products, changes in market trends, operating hazards, general competitive pressures from existing and new competitors, effects of governmental regulations, changes in interest rates, and adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

                                ITEM 1. BUSINESS

                                   THE COMPANY

On August 17, 1998, Insilco Corporation, a Delaware corporation originally incorporated in New Jersey in 1898 (collectively with its subsidiaries is referred to hereinafter as "Insilco"), completed a series of transactions. These transactions included, among other things, the formation by Insilco Holding Co. ("Holdings" or the "Company") (then a wholly owned subsidiary of Insilco) of a wholly owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into Insilco (the "Reorganization Merger"), pursuant to which each stockholder of Insilco converted their shares into shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of Insilco.

Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate of Donaldson, Lufkin & Jenrette Merchant Banking Partners, II, L.P. ("DLJMB"), merged with and into Holdings (the "Merger", and together with the Reorganization Merger, the "Mergers").

The Company, a Delaware corporation, is a diversified producer of automotive, telecommunications and electronics components, and is a leading specialty publisher of student yearbooks. Its principal executive offices are located at 425 Metro Place North, Fifth floor, Dublin, Ohio 43017, telephone (614) 792-0468.

                                    BUSINESS

BUSINESS SEGMENT INFORMATION

The Company operates in three primary business segments: Automotive Components, Technologies, which produces telecommunications and electronics components, and Specialty Publishing. The percentages of the Company's total net sales by segment in each of its last three fiscal years were as follows:


                                                                            1998           1997        1996
                                                                            ----           ----        ----
   Automotive Components                                                      40 %          37 %        35 %
   Technologies                                                               35            38          37
    Specialty Publishing                                                      19            18          20
    Other(1)                                                                   6             7           8
                                                                            ----          ----        ----
         Total                                                               100%          100%        100%
                                                                            ====          ====        ====

(1) This segment includes two operating units that fall below the quantitative reporting thresholds. They are a manufacturer of machinery and equipment for the heat exchanger market and a welded stainless steel tubing manufacturer.

For additional business segment information, see Note 21 to the Consolidated Financial Statements.

AUTOMOTIVE COMPONENTS SEGMENT

The Automotive Components Segment is made up of two operating units, Thermal Components Group ("Thermal"), and Steel Parts Corporation ("Steel Parts"). The businesses in this segment manufacture automotive heat exchangers and related tubing, and automatic transmission and suspension components, respectively.

Tubing and Heat Transfer. Thermal is a vertically integrated manufacturer of heat exchangers for the automotive, specialty vehicle, truck, heavy equipment and off-road vehicle and industrial equipment markets. Its products include thin wall aluminum and brass tubes used principally in heat transfer applications, radiators, air conditioning condensers, and oil coolers and heaters used in the manufacture and assembly of automotive heat exchangers.

Thermal uses a direct sales force and independent sales representatives to market its products. Thermal sells to both original equipment manufacturers ("OEMs") and aftermarket customers.

Thermalex, a joint venture owned equally by the Company (through a holding company subsidiary), and Mitsubishi Aluminum Co., Ltd., manufactures multiport aluminum extrusions used principally in automotive air conditioning condensers.

The markets for automobile heat-exchanger products are highly competitive and have many participants, particularly automobile OEMs that produce for their own use and several large independent manufacturers. Thermal supplies tubes and, through Thermalex, extrusions to domestic automobile OEMs and independent manufacturers. Thermal is an established supplier of welded radiator tubes to manufacturers and repair shops in the heat-exchanger aftermarket.

Thermal has manufacturing facilities in Alabama, Michigan, South Carolina, Wisconsin and Germany. At December 31, 1998, Thermal (excluding Thermalex) had 883 employees.

Transmission Components. Steel Parts manufactures automotive parts consisting of close-tolerance precision metal stampings at its facility in Indiana. Its products include clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts.

Substantially all Steel Parts' sales are made to the domestic automobile industry, either directly or indirectly through other independent automotive parts suppliers. As a result, the demand for Steel Parts' products historically has been heavily dependent on the level of new car production by the domestic automobile industry. Steel Parts has also seen its production content per automobile increase in recent years as automobile manufacturers have moved from three-speed to four- and five-speed automatic transmissions. The market for original equipment automobile parts is highly competitive and has many participants, principally the automobile manufacturers themselves because of their ability to make their own parts. Approximately 72%, 70% and 70% of Steel Parts' sales were to one of the "Big 3" domestic automotive manufacturers in 1998, 1997 and 1996, respectively.

At December 31, 1998, Steel Parts had 361 employees.

TECHNOLOGIES SEGMENT

The Technologies Segment consists of four operating units, Stewart Connector, Signal Transformer, Stewart Stamping and Escod Industries, which manufacture telecommunication and electrical component products for the computer networking, telephone digital switching, premises wiring, main frame computer, automotive and medical equipment markets.

Specialized Connector Systems. Stewart Connector designs and manufactures specialized high speed data connector systems, including modular plugs, modular jacks, shielded and nonshielded specialized connectors, and cable assemblies for telecommunications, cellular communications and data transmission, including local and wide area networks. Its primary manufacturing facility is located in Pennsylvania, with an assembly operation in Mexico.

Stewart Connector sells its products throughout the world, directly and through sales subsidiaries, and through a network of manufacturers' representatives. Foreign sales accounted for approximately 36% of Stewart Connector's sales in 1998, 41% in 1997 and 40% in 1996. It maintains direct sales offices (and to a lesser extent, distribution operations) in England, Japan, Germany and has numerous domestic and foreign competitors, some of which are substantially larger than Stewart Connector. Competition is based principally on price with respect to older product lines, and on technology and product features for newer products and to a lesser extent, patent protection.

At December 31, 1998, Stewart Connector had 1,139 employees.

Power Transformers. Signal Transformer manufactures both standard "off-the-shelf" and custom-made power transformers serving a broad customer base in a variety of industries. Signal's markets include telecommunications, home and retail security systems, medical instrumentation, gaming and entertainment and process controls. Signal markets its products directly, utilizing catalogs and print advertising, and indirectly through selective independent sales representatives in targeted regions of the country. It has a customer base of over nine thousand accounts, consisting of both OEMs and aftermarket resellers.

The electronic transformer industry includes both domestic and foreign manufacturers and there are numerous competitors to Signal. Competition is based on price and availability of product to meet customers' needs. Signal has directed its marketing efforts for many years towards engineers and other customers having specialized, low-volume demand and prompt delivery requirements. To capitalize on an identified market niche, Signal has a service that guarantees 24 hour delivery for small order quantities of certain "off-the-shelf" transformers.

Signal manufactures its transformers at production facilities located in the Dominican Republic, Puerto Rico and New York. The New York facility also serves as Signal's major sales, administration and distribution center.

At December 31, 1998, Signal had 519 employees.

Precision Stampings and Wireforms. Stewart Stamping is a tool designer and subcontract manufacturer of precision stampings and wireformed parts. Stewart Stamping manufactures components used in electrical devices such as circuit breakers, electric fuses, lighting and process controls and the electronics industries, including passive components such as capacitor cans and connector contacts. Stewart Stamping sells its products to a broad customer base primarily in the U.S. through a network of manufacturers' representatives. Stewart Stamping manufactures its products at its plants in Yonkers, New York and El Paso, Texas.

Stewart Stamping's competitors in each of its product lines are numerous (including, in the case of metal stampings, its own customers), but Stewart Stamping traditionally has focused on products that, because of the engineering and manufacturing capability required to produce them, have the potential for repeat business.

At December 31, 1998, Stewart Stamping had 320 employees.

Cable and Wire Assemblies. Escod Industries produces electronic cable assemblies, specialized wire harnesses and certain telecommunication equipment subassemblies for sale to manufacturers of telecommunications, computer and other electronics equipment. Escod's markets generally are regional in nature. Escod has three production facilities in the Carolinas, one in Florida, one in Northern Ireland and one in Ireland, which are operated principally to serve local plants of OEMs. Because substantially all of Escod's customers are OEMs having a number of production facilities, the demand for Escod's products depends not only on the demand for its customers' products, but also on its customers' varying utilization of their production sites.

Telecommunications and computer OEMs account for the bulk of Escod's sales. Two telecommunications OEMs directly or indirectly together accounted for approximately 64%, 68% and 66% of Escod's total revenues in 1998, 1997 and 1996, respectively. Escod's dependence on these two major customers makes its revenues and operating income sensitive to changes in demand from those customers.

Competition in Escod's markets is based primarily on price and, to a lesser extent, on responsiveness to customers' needs. The profitability of Escod's sales generally depend on the relative raw material content, labor productivity, quality of the products sold, proximity to customers and timeliness of delivery. As a result of the low barriers to entry into Escod's business and increased, low-cost foreign competition in recent years, Escod's business has become intensely competitive.

At December 31, 1998, Escod had 292 employees.

SPECIALTY PUBLISHING SEGMENT

Taylor Publishing Company ("Taylor") is engaged primarily in the contract design and printing of student yearbooks from which it derived at least 88% of its revenues in each of the last three years. Its principal yearbook customers are secondary (middle and senior high) schools. Other yearbook customers include elementary schools, colleges and academies. Taylor also publishes a variety of specialty books on a contract basis and a limited number of its own publishing titles and provides reunion planning and other services for alumni of schools, colleges and academies.

Competition in the yearbook industry is based upon customer service, quality and price. The market for yearbooks is affected more by demographic trends than by business cycles. Taylor offers several yearbook lines with different graphic and typographic options and capabilities. Taylor has expended significant resources in recent years to develop a system of electronic copy preparation designed to enhance the quality and consistency of photographs, reduce production costs and shorten the time required for yearbook production. Taylor has developed proprietary software programs for use by its customers in developing yearbooks. This software facilitates the yearbook design work performed by schools and improves the overall production process.

Taylor markets its yearbook services through commissioned independent sales representatives who maintain contact with yearbook faculty advisors, school principals and other key purchasing personnel. It also trains students and their advisors in layout, design and marketing, conducts seminars and workshops and provides supporting materials, including software, to assist student yearbook staffs in the production process.

Yearbook production is highly seasonal. Orders are normally obtained in the fall and finished yearbooks are delivered at or near the end of the school year, typically late spring to early summer and to a lesser degree, in the fall of the following school year. Deposits representing approximately 25% of the yearbook contract price are due from the yearbook customer upon its submission of the first set of yearbook pages. Given the seasonal production cycle, the Company typically receives significant cash deposits commencing each November and continuing through each March. These deposits are available to fund the working capital requirements of the yearbook production cycle, and to a lesser extent, to provide the Company working capital for general corporate purposes.

Taylor operates six production facilities in Texas (two owned and four leased) and one leased production facility in Pennsylvania. Its work force reflects the seasonality of its business, typically ranging from 1,000 to 1,700 full-time employees. At December 31, 1998, it had 1,327 employees.

OTHER SEGMENT

Stainless Steel Tubing. Romac manufactures stainless steel tubing for a variety of marine, architectural, automotive and decorative applications at its facility in North Carolina. Substantially all of its sales are domestic.

The markets for these products are highly competitive. Competition is based principally on price and, to a lesser extent, on the shapes and finishes that can be achieved with the tubing.

At December 31, 1998, Romac had 130 employees.

Heat exchanger machinery and equipment. McKenica manufactures high speed welded tube mills and other machinery and equipment for the heat exchanger market. It sells its products predominately to automotive suppliers and automotive OEMs.

At December 31, 1998, McKenica had 80 employees.

DIVESTED OFFICE PRODUCTS BUSINESSES

On September 3, 1996, the Company sold Curtis, its computer accessories business. On October 4, 1996, the Company sold the Rolodex Electronics product line. On March 5, 1997, the Company sold the Rolodex Business. Curtis, Rolodex Electronics and the Rolodex Business are referred to collectively as the "Office Products Business." See Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations Discontinued Operations."

PATENTS AND TRADEMARKS

The Company holds patents or trademarks in most of its businesses which have expiration dates ranging from 1999 to 2019. The Company expects to maintain such patents and to renew the trademarks important to its business prior to their expiration and does not believe the expiration of any one of its patents will have material adverse effect on any of its businesses.

RAW MATERIALS AND SUPPLIES

The principal raw materials and supplies used by the Company include: (i) steel, aluminum, copper, zinc, brass and nickel (Automotive Components Group); (ii) copper wire, steel, brass, aluminum, plastics, ceramics and precious metals (Technologies Group); and (iii) paper, film and other photographic and printing supplies (Specialty Publishing). The Company purchases these materials and supplies on the open market to meet its current requirements and believes its sources of supply are adequate for its needs.

BACKLOG

The Company's backlog by industry segment, believed to be firm, at December 31, 1998 and 1997 follows (in thousands):


                                                                                               December 31,
                                                                                         ------------------------
                                                                                         1998                1997
                                                                                         ----                ----
  Automotive Components                                                                 $ 54,986            56,049
  Technologies                                                                            46,528            51,245
  Specialty Publishing                                                                   120,017           113,232
  Other                                                                                    5,190             3,347
                                                                                       ---------           -------
       Total                                                                           $ 226,721           223,873
                                                                                       =========           =======

Management believes that approximately $211 million of its 1998 backlog will be filled in 1999, and the remainder in 2000.

EMPLOYEES AND LABOR RELATIONS

At December 31, 1998, the Company employed approximately 5,541 people on a full-time basis, of whom approximately 25% were covered by collective bargaining agreements with various unions. The largest collective bargaining unit covers approximately 563 employees. Among the union agreements that will expire in 1999 are those covering certain union employees of McKenica and Steel Parts. The Company considers relations with its employees to be good.

The Company has defined benefit and defined contribution pension plans covering substantially all employees. For information respecting defined benefit pension plans, See Note 12 to the Consolidated Financial Statements.

ENVIRONMENTAL REGULATION AND PROCEEDINGS

The Company's manufacturing operations involve the generation of a variety of waste materials and are subject to extensive federal, state and local environmental laws and regulations. The waste materials generated include metal scrap from stamping operations, cutting and cooling oils, degreasing agents, chemicals from plating and tinning operations, etching acids and photographic and printing chemicals. The Company uses offsite disposal facilities owned by third parties to dispose of its wastes and does not store wastes it generates to the extent such storage would require a permit. The Company does not treat, store or dispose of waste for others. The Company is required to obtain permits to operate various of its facilities, and these permits generally are subject to revocation or modification.

The Company has taken significant measures to address emissions, discharges and waste generation and disposal; improve management practices and operations in response to legal requirements; and internally audit compliance with applicable environmental regulations and approved practices. These measures include: raw material and process substitution; recycling and material management programs; periodic review of hazardous waste storage and disposal practices; and reviewing the compliance and financial status and management practices of its offsite third-party waste management firms.

As a result of the Company's 1993 reorganization, much uncertainty has been removed concerning the Company's potential liability for environmental contamination at sites owned or operated by the Company (and at third party disposal and waste management facilities used by the Company) prior to the filing of its bankruptcy petition. During the reorganization, the Company settled all claims of the United States relating to the Company's pre-petition date conduct at previously owned or third party sites arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). This settlement (i) discharged the Company's liability to the United States at a number of hazardous waste sites; (ii) protects the Company from contribution claims of the remaining potentially responsible parties; (iii) limits the amount the Company may be required to pay the United States in any one year on pre-petition claims; and (iv) provides that any such payment may be made in cash or, at the Company's option, common stock valued at 30% of the allowed claim.

The Company is also currently engaged in clean up programs at sites located in Newtown, Connecticut, Mount Vernon, New York and Oak Creek, Wisconsin. The Company has established what it believes are appropriate reserves for anticipated remedial obligations. Due to the establishment of these reserves and the environmental settlements reached during the Company's reorganization, management does not believe that environmental compliance or remedial requirements are likely to have a material adverse effect on the Company.

FINANCIAL INFORMATION ABOUT EXPORT SALES

In 1998, the Company's export sales were $46.7 million or 9% of consolidated sales. Export Sales in 1998 to Europe, Asia, Canada and Mexico were $ 22.8 million, $ 8.8 million and $ 7.7 million and $3.0, respectively. All other export sales in 1998 totaled $4.4 million. In 1997, the Company's export sales were $55.4 million or 10% of consolidated sales. Export sales in 1997 to Europe, Asia, Canada and Mexico were $21.2 million, $14.0 million, $9.7 million and $4.3 million, respectively. All other export sales in 1997 totaled $6.2 million. In 1996, export sales were $58.2 million or 12% of consolidated sales. The Company's transactions are primarily in U.S. dollars.

                               ITEM 2. PROPERTIES

PROPERTIES

The Company manufactures its products in various locations, primarily in the United States. Management believes that the Company's facilities generally are well maintained and adequate for the purposes of which they are used. The Company's principal operating plants and offices at December 31, 1998 included the following properties:








                      [This space intentionally left blank]

                                                                                             APPROXIMATE          TERMS OF
BUSINESS SEGMENT                     LOCATION                 PRINCIPAL USE                SQUARE FOOTAGE        OCCUPANCY
----------------                     --------                 -------------                --------------        ---------
Automotive Components
                                     Montgomery, AL           Office/Manufacturing           137,325              Owned(1)
                                     Montgomery, AL           Manufacturing                   45,000               Leased
                                     Franklin, WI             Office/Manufacturing           123,200               Leased
                                     Iron Ridge, WI           Office/Manufacturing            44,000                Owned
                                     Oak Creek, WI            Office/Manufacturing            39,250                Owned
                                     Montgomery, AL           Office/Warehouse                10,890               Leased
                                     Belleville, MI           Office/Manufacturing            42,000               Leased
                                     Duncan, SC               Office/Manufacturing           100,000                Owned
                                     Dortmund, Germany        Office/Manufacturing            45,000                Owned
                                     Dortmund, Germany        Office                           8,500               Leased
                                     Tipton, IN               Office/Manufacturing           235,350                Owned
Technologies
                                     Durham, NC               Office                           3,205               Leased
                                     N. Myrtle Beach, SC      Office/Manufacturing            46,506                Owned
                                     Lake Wales, FL           Office/Manufacturing            42,000                Owned
                                     Taylorsville, NC         Office/Manufacturing            44,350                Owned
                                     Loris, SC                Office/Manufacturing            36,960                Owned
                                     Canon City, CO           Office/Manufacturing            21,000                Owned
                                     Colorado Springs,
                                      Co.                     Warehouse                        1,400               Leased
                                     Loris, SC                Office/Warehouse                 9,500               Leased
                                     Winterhaven, FL          Warehouse                        3,000               Leased
                                     Galway, Ireland
                                      Carraoe County          Manufacturing                   25,120               Leased
                                     Larne, County
                                      Antrim, Northern
                                      Ireland                 Manufacturing                   25,000               Leased
                                     Inwood, NY               Office/Manufacturing            39,361                Owned
                                     St. Just, PR             Office/Manufacturing            41,214               Leased
                                     San Cristobal,
                                      Dominican Republic      Office/Manufacturing            27,773               Leased
                                     Glen Rock, PA            Office/Manufacturing            84,000                Owned
                                     Santa Clara, CA          Office                             133               Leased
                                     Essex, UK                Office                             485               Leased
                                     Freidrichsdorf/Ts.,
                                      Germany                 Office                           1,500               Leased
                                     Yokohama, Japan          Office/Warehouse                 4,695               Leased
                                     Cananea, Mexico          Warehouse/
                                                               Manufacturing                  22,646               Leased
                                     Yonkers, NY              Office/Manufacturing           190,000                Owned
                                     El Paso, TX              Office/Manufacturing            41,400               Leased

                                                                                             APPROXIMATE          TERMS OF
BUSINESS SEGMENT                     LOCATION                 PRINCIPAL USE                SQUARE FOOTAGE        OCCUPANCY
----------------                     --------                 -------------                --------------        ---------

Specialty Publishing
                                     Dallas, TX               Office/Manufacturing           320,000                Owned
                                     Dallas, TX               Office/Manufacturing            25,000                Owned
                                     San Angelo, TX           Office/Manufacturing            33,200               Leased
                                     El Paso, TX              Office/Manufacturing            31,000               Leased
                                     El Paso, TX              Manufacturing                   52,000               Leased
                                     Malvern, PA              Office/Manufacturing            41,000               Leased
                                     San Angelo, TX           Manufacturing                    7,800               Leased
                                     Dallas, TX               Office                           1,282               Leased
                                     Orange, CA               Office                           3,373               Leased
                                     Galveston, TX            Office                           1,200               Leased
                                     Garden Grove, CA         Office                             662               Leased

Other
                                     Troutman, NC             Office/Manufacturing           110,000                Owned
                                     Buffalo, NY              Office/Manufacturing            78,800               Leased
Corporate
                                     Dublin, OH               Office                          18,300               Leased

(1) Property is leased from an industrial development authority in connection with an expired industrial revenue bond and is eligible for purchase by the Company for a nominal consideration at the expiration of the lease term.

Substantially all of the Company's material domestic assets, including owned properties, are subject to major encumbrances securing the Company's obligations under the Bank Credit Agreement.

The Company believes that all of its production facilities have additional production capacity.

                            ITEM 3. LEGAL PROCEEDINGS

On January 14, 1997, Taylor sued one of its principal competitors in the yearbook business, Jostens, Inc. ("Jostens"), in the U.S. District Court for the Eastern District of Texas, alleging violations of the federal antitrust laws as well as various claims arising under state law. On May 13, 1998, the jury in the case returned a verdict in favor of Taylor, and, on June 12, 1998, the judge rendered his judgment in the amount of $25.2 million plus interest at an annual rate of 5.434%. On January 14, 1999, in response to a motion by Jostens, the judge entered an order vacating the jury verdict and granting judgment in Jostens' favor. The Company will seek to overturn the order and reinstate the jury verdict on appeal, but is uncertain what the actual amount is, if any, that Taylor will recover from Jostens.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential general liability and certain other claims in an amount it believes to be adequate. In the Company's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


                     [This space intentionally left blank.]

                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

DLJMB is now the Company's principal stockholder, owning approximately 69% of the 1,472,487 shares outstanding at March 26, 1999.

From November 29, 1993 to August 17, 1998, the Common Stock of the Company's subsidiary, Insilco Corporation, traded on the Nasdaq National Market under the symbol "INSL". After the Mergers, the Common Stock of the Company was traded on Nasdaq temporarily (initially under the temporary symbol "INSLD" before resuming the "INSL" designation) but is now traded in the over-the-counter market under the symbol "INSL". The number of record holders of the Common Stock of the Company on March 26, 1999 was 63. The closing sales price of the Common Stock of the Company on March 26, 1999 was $23.875. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock.

                                                                                       Low Sale         High Sale
                                                                                    --------------- ----------------
        1999:
        First Quarter (through March 26, 1999)                                         $ 22.000         $ 25.000
        1998:
        First Quarter                                                                  $ 32.000         $ 43.375
        Second Quarter                                                                 $ 42.875         $ 44.625
        Third Quarter                                                                  $ 35.000         $ 45.000
        Fourth Quarter                                                                 $ 20.000         $ 30.000
        1997:
        First Quarter                                                                  $ 34.000         $ 41.000
        Second Quarter                                                                 $ 36.750         $ 39.000
        Third Quarter                                                                  $ 36.000         $ 39.250
        Fourth Quarter                                                                 $ 33.000         $ 38.500

Since its incorporation, the Company has not paid any cash dividends. Future dividend policy will depend upon the earnings and financial condition of the Company and the Company's need for funds and other factors. The payment of dividends is restricted by the terms of the Bank Credit Agreement and the 14% Senior Discount Notes due 2008 (the "14% Notes") issued by the Company on August 17, 1998.

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

Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate DLJMB, merged with and into Holdings (the "Merger", and together with the Reorganization Merger, the "Mergers") and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings Common Stock.
                                       14

Thus, as a result of the Mergers, each stockholder of Insilco, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock. Concurrently with the consummation of the Mergers, the DLJMB Funds purchased 1,400,000 shares of Holdings 15% Senior Exchangeable Preferred Stock due 2012 (the "PIK Preferred Stock"), and warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.001 per share.

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

                         ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information (dollars in thousands, except per share data) derived from the Company's Consolidated Financial Statements.


                                                       1998          1997           1996        1995           1994
                                                       ----          ----           ----        ----           ----

   OPERATIONS DATA (1)
     Sales (net)                                      $ 535,629      528,233       492,405       449,506      438,434
     Depreciation and amortization                       20,159       18,377        15,357        13,352       12,251
     Merger Expenses                                     25,529            -             -             -            -
     Severance and write-downs                            2,542            -         1,500             -            -
     Amortization of Reorganization Goodwill (2)              -            -             -        16,205       34,812
     Operating income (3)                                12,642       51,102        48,433        38,881        9,491

     Other income (expense)
        Interest expense                               (32,894)     (20,562)      (18,378)      (19,546)     (29,113)
        Interest income                                     979        2,837           724         1,472        1,788
        Other income (expense), net (4)                   5,877        3,441         7,706        13,893        3,257

     Income (loss) from continuing operations
      before extraordinary item and income taxes       (13,396)       36,818        38,485        34,700     (14,577)
     Income tax benefit (expense)                         1,253     (13,404)      (13,272)      (16,694)      (5,718)

     Income (loss) from continuing operations
      before extraordinary items                       (12,143)       23,414        25,213        18,006     (20,295)

     Income (loss) from discontinued operations,
      net of tax                                              -       58,958        13,840      (15,431)      (9,683)

     Income (loss) before extraordinary items          (12,143)       82,372        39,053         2,575     (29,978)

     Extraordinary items, net of tax                    (5,888)        (728)             -             -      (2,156)

     Net income (loss)                                 (18,031)       81,644        39,053         2,575     (32,134)

   BALANCE SHEET DATA AT PERIOD END (1)
     Working capital                                     66,576       39,508        51,436        47,436       35,327
     Total assets                                       327,274      302,673       348,393       340,129      368,669
     Long-term debt                                     383,062      257,743       161,042       186,489      198,109
     Other long-term liabilities                         46,329       43,402        44,156        48,153       60,529
     Redeemable preferred stock                          34,094            -             -             -            -
     Stockholders' equity (deficit)                   (236,322)    (102,328)        33,402      (15,779)     (13,451)

   CASH FLOW DATA (1)
     Net cash provided by
      operating activities                                  432       45,511        55,423        37,744       34,305
     Net cash provided by (used in)
      investing activities                             (23,366)       95,217      (29,783)      (14,678)       36,295
     Net cash provided by (used in)
      financing activities                               19,602    (133,256)      (32,053)      (21,862)    (115,648)
   PER SHARE DATA
     Basic income (loss) per share from
      continuing operations                              (4.49)         3.25          2.65          1.83       (2.09)
     Diluted income (loss) per share from
    continuing operations                                (4.49)         3.19          2.55          1.77       (2.09)
     Book value per share                              (170.68)      (25.08)          3.52        (1.64)       (1.37)

See accompanying notes to the Selected Financial Data.

The notes to the selected financial data follow:

(1) The Company has consummated several material transactions over the five-year period presented here, which significantly affect the comparability of the information shown. (See Note 1 to the Consolidated Financial Statements.)

(2) Amortization of Reorganization Goodwill for 1995 and 1994 resulted from the Company's emergence from Chapter 11 bankruptcy proceedings (the "Chapter 11 Cases") on April 1, 1993 (the "Reorganization Date") pursuant to an Amended and Restated Plan of Reorganization dated November 23, 1992 (the "Plan of Reorganization").

(3) Operating income in 1995 includes a gain of $4.3 million related to a change in the Company's pension plan (see Note 12 to the Consolidated Financial Statements). In addition, operating income for 1995 and 1994 includes the deduction for Amortization of Reorganization Goodwill.

(4) Other income in 1995 includes favorable adjustments of $3.6 million related to the Company's environmental liabilities, $1.5 million related to the resolution of several legal disputes, and a $4.0 million gain on the sale of idle corporate assets.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                    OVERVIEW


The Company's three primary business segments have different operating and growth characteristics.

The Company's Automotive Components Segment designs, manufactures, and distributes component products used in automotive, heavy-equipment, and other transportation vehicles. Growth and performance in this segment is tied closely to the vehicle production rates of automotive and heavy-equipment manufacturers as well as after-market demand for replacement products.

The growth and performance of the Company's Technologies Segment is dependent on the demand for its customers' end products and network infrastructure build-outs. The Company feels it has aligned itself with market leaders in the electric, electrical, telecommunications and data communications markets.

The Company is one of the largest producers of yearbooks to middle and high school markets and colleges. The growth and performance of the Company's Specialty Publishing Segment is dependent on the growth rate of the domestic school age population and on increasing the proportion of students who purchase school yearbooks.

The Company's Other Segment includes two operating units that fall below the quantitative reporting thresholds and do not meet all of the criteria for aggregation with the Company's reportable segments. These operations are a manufacturer of high speed welded tube mills and other machinery and equipment for the heat exchanger market to automotive suppliers and OEMs and a welded stainless steel tubing manufacturer that provides tubing and tubing products to a variety of markets, including pipe and tube distributors, recreational marine and construction.

The Company consummated several material transactions in 1998, 1997 and 1996 that resulted in significant changes to its debt and capital structure. A summary of these transactions is as follows:

The Mergers: On August 17, 1998, a series of transactions involving the Company was completed. These transactions included, among other things, the formation by Insilco Holding Co. ("Holdings" or the "Company") (then a wholly owned subsidiary of Insilco) of a wholly owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into Insilco (the "Reorganization Merger"), pursuant to which each stockholder of Insilco had his or her shares of Insilco converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of Insilco.

Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate of DLJMB, merged with and into Holdings (the "Merger," and together with the Reorganization Merger, the "Mergers") and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings Common Stock. Thus, as a result of the Mergers, each stockholder of Insilco, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock. Concurrently with the consummation of the Mergers, the DLJMB Funds purchased 1,400,000 shares of Holdings 15% Senior Exchangeable Preferred Stock due 2012 (the "PIK Preferred Stock"), and warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.01 per share.

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

The Company incurred $25,529,000 of costs related to the Merger in 1998.

The Merger Financing: The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount Notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share, (ii) the issuance by Holdings to the DLJMB Funds, CVC and certain members of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which were converted into Holdings Common Stock in the Merger), (iii) the issuance to the DLJMB Funds for an aggregate consideration of $35.0 million of 1,400,000 shares of the PIK Preferred Stock by Holdings and the DLJMB Warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.01 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "Existing Credit Facility").

Refinancing of 10 1/4% Subordinated Debt: As a result of the Merger, Insilco was required to make an Offer to Purchase (as defined in the indenture relating to the 10 1/4% Notes) all of the outstanding 10 1/4% Notes at 101% of their aggregate principal amount, plus accrued interest. To fund a portion of the repurchase of the 10 1/4% Notes, Insilco, on November 9, 1998, completed the sale of $120 million of 12% Senior Subordinated Notes due 2007 (the "12% Notes") with warrants to purchase 62,400 shares of Holdings common stock at $45 per share. The net proceeds from the sale of the 12% Notes, which was approximately $116.4 million after payment of $3.6 million in underwriting fees to DLJSC and other expenses, along with approximately $30.0 million in borrowings under Insilco's Credit Facilities, were used to repurchase the 10 1/4% Notes plus the accrued and unpaid interest. As of December 31, 1998, Insilco purchased $148.5 million of these notes and in February 1999, purchased an additional $1.5 million. As of March 26, 1999, there is an aggregate of $26,000 principal amount of 10 1/4% Notes outstanding.

In addition, on November 24, 1998, Insilco amended and restated its Bank Credit Agreement to, among other things, provide for two credit facilities: a $175 million revolving loan and $125 million term loan.

Acquisitions: In 1996, the Company acquired Great Lake, Inc. ("Great Lake"), which serves the automotive, heavy truck and industrial manufacturing radiator replacement market and the automotive aluminum tube business of Helmut Lingemann GmbH & Co. (the "Lingemann Business") for approximately $37,726,000 in the aggregate including transaction fees and expenses. The Lingemann transactions include the purchase of stock of Lingemann's German subsidiary, ARUP Alu-Rohr und-Profil GmbH, and the automotive aluminum tube business assets of its Duncan, South Carolina based Helima-Helvetion International, Inc. This cash transaction was financed principally from borrowings under the Company's prior bank credit agreement (See
Note 7).

These acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The operating results of the businesses acquired have been included for the period subsequent to their acquisition dates. (See Note 22 for pro forma results). The fair value of the assets acquired totaled $47,478,000 and the liabilities assumed totaled $9,752,000.

Divestitures: The Office Products Business of the Company's Office Products/Specialty Publishing Group was divested in three separate transactions during 1996 and the first quarter of 1997. The 1996 transactions included the divestitures of the Company's computer accessories business (Curtis) and electronic organizer business (Rolodex Electronics) for $21.8 million in the aggregate which was used to reduce the outstanding amounts on the Company's bank loans. On March 5, 1997, the remainder of the Office Products Business, which consisted of the Rolodex Business, was sold for net cash proceeds of approximately $112 million (the "Rolodex Proceeds"). As a result of the sale of the Rolodex Business, the Office Products Business segment is being accounted for as a discontinued operation (See "Discontinued Operations").

1997 Amended and Restated Credit Agreement: Insilco entered into an Amended and Restated Credit Agreement as of July 3, 1997 (the "1997 Bank Credit Agreement") that among other things, provided for (i) a $200 million revolving credit facility, (ii) a $50 million sublimit for commercial and standby letters of credit, and (iii) a $50 million sublimit for advances in selected foreign currencies.

Issuance of 10 1/4% Subordinated Debt: On August 12, 1997, Insilco issued $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "10 1/4% Notes"), realizing therefrom net proceeds of $145.9 million.

Share Repurchase: On July 10, 1997, Insilco, using the proceeds from the sale of the Rolodex Business, purchased an aggregate of 2,857,142 shares of its common stock for $109,999,967. On August 12, 1997, Insilco completed a tender offer pursuant to which it purchased an additional 2,857,142 shares for $109,999,967. These shares were purchased with proceeds received from the issuance of $150 million aggregate amount of the 10 1/4% Notes.

These transactions have had a significant impact on the Company's results of operations and financial position. Results of operations have been affected by increases in the amortization of intangibles, inventory costs, depreciation, interest expense, and deferred financing and prepayment fees. As a result of these transactions, the Company's consolidated results for 1998, 1997 and 1996 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, are presented in Note 22 of the Notes to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

The table below is a summary (in thousands) of net sales from continuing operations, operating income from continuing operations and net income (loss) for the periods ended December 31, 1998, 1997, and 1996, respectively. This presentation and the discussion that follows is based on a management approach and is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions (see Note 20 of the Consolidated Financial Statements).


                                                  1998      1997       1996
                                                  ----      ----       ----

NET SALES FROM CONTINUING OPERATIONS
  Automotive Components Segment                 $213,365   193,839   169,280
  Technologies Segment                           189,781   198,941   183,663
  Specialty Publishing Segment                   101,325    98,222    99,020
  Other Segment                                   31,158    37,231    40,442
                                                --------   -------   -------
    Total                                       $535,629   528,233   492,405
                                                ========   =======   =======

OPERATING INCOME FROM CONTINUING OPERATIONS
  Automotive Components Segment                 $ 23,015    21,859    21,722
  Technologies Segment                            21,169    26,734    27,604
  Specialty Publishing Segment                     4,945     7,299     5,136
  Other Segment                                    1,290     4,748     5,175
  Unallocated amounts:
    Corporate operating expenses                  (7,752)   (9,138)   (9,704)
    Significant legal expenses                    (1,954)     (400)        -
    Severance and writedowns                      (2,542)        -    (1,500)
    Merger fees and expenses                     (25,529)        -         -
                                                --------   -------   -------
      Total operating income from
      continuing operations                     $ 12,642    51,102    48,433
                                                ========   =======   =======
NET INCOME (LOSS)                               $(18,031)   81,644    39,053
                                                ========   =======   =======


1998 COMPARED TO 1997

Consolidated Results of Operations: Net sales from continuing operations in 1998 increased $7.4 million, or 1%, to $535.6 million from $528.2 million in 1997. The increase in sales was due primarily to higher sales from the Automotive Components Segment, which increased $19.5 million or 10% over 1997. This increase was due primarily to higher heat exchanger and tubing sales, which were up 16%. These increased sales were partially offset by a 2% decrease in the sales of transmission related components. The increase in automotive component sales was partly offset by a decrease in sales of technologies related components, which declined $9.1 million or 5%. Although connector product sales increased 7%, sales of wire and cable assembles, transformers and precision stampings declined a combined 9%. In addition, sales of heat exchanger machinery and equipment and welded stainless steel tubing products decreased a combined $6.1 million or 16%.

Operating income from continuing operations in 1998 decreased $38.5 million, or 75%, to $12.6 million from $51.1 million in 1997. Contributing to this decrease in operating income were merger expenses relating to the Company's August 1998 merger with DLJMB, charges for severance expenses totaling $2.3 million related to workforce reductions at Corporate, and in the Specialty Publishing and Technologies Segments and writedowns related to lease cancellation costs of $0.2 million. In addition, the Company incurred higher legal expenses relating to two significant lawsuits. Excluding the effects of these items, operating income in 1998 would have decreased $8.4 million, or 17% to $42.7 million from $51.5 million in 1997. This decrease (excluding the legal, and non-recurring charges) was due to lower operating income from the Technologies, Specialty Publishing, and Other Segments, which were partly offset by a $1.2 million increase in operating income from the Automotive Components Segment.

Operating income from the Technologies Segment declined $5.6 million, or 21%, from 1997 due mainly to the decline in sales and related decrease in gross profits and higher depreciation expense. Operating income from the Specialty Publishing Segment was down $2.4 million from 1997 due to higher delivery expenses and higher commissions and new marketing initiatives. Operating income from the Company's Other Segment declined $3.5 million as a result of a $3.6 million decrease in operating income relating to its tube-mill equipment and machinery product line, which had a 45% decrease in sales.

Interest expense in 1998 increased $12.3 million to $32.9 million from $20.6 million in 1997, reflecting higher interest rates on the Company's 1998 debt offerings and higher debt levels as a result of the August 1998 Merger and the July 1997 Share Repurchase.

Interest income in 1998 decreased $1.8 million to $1.0 million from $2.8 million in 1997, due to lower investment levels. Other income in 1998 increased $2.2 million to $3.0 million from $0.8 million in 1997, due to various non-operating, non-recurring items. Equity income from the Company's unconsolidated joint venture, Thermalex, in 1998 increased $0.2 million to $2.9 million from $2.7 million in 1997, due to an improvement in Thermalex's net income as a result of higher sales.

The Company had an income tax benefit in 1998 of $1.3 million compared to an expense of $13.4 million in 1997 due to the loss generated from continuing operations in 1998. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 14 of the Notes to the Consolidated Financial Statements.

The Company recorded income from discontinued operations of $59.0 million in 1997 and $13.8 million in 1996 relating to the sale of its Office Products Business, a significant line of business within the Company's then Office Products/Specialty Publishing Segment. The sale of this line of business was completed on March 5, 1997 with the sale of Rolodex for $112.6 million, net of transaction costs. This sale was preceded in 1996 by the sale of Rolodex Electronics and Curtis for an aggregate $21.8 million, net of transaction costs. As a result of these sales, the Office Products Business has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated statements of operations and cash flows for the periods prior to the sales have been reclassified. Revenues associated with the discontinued Office Products Business for the years 1998, 1997 and 1996 were $0, $10.8 million and $80.1 million, respectively.

The Company recorded an extraordinary item of $5.9 million, net of tax, in 1998 relating to the write-off of deferred financing fees associated with the 1997 Bank Credit Agreement and 10 1/4% Notes.

Automotive Components Segment: Net sales in 1998 increased $19.5 million, or 10%, to $213.4 million from $193.8 million in 1997. The increase was due to higher aluminum and charged-air-cooler tubing, aluminum heat exchangers, and radiator sales. These sales increases were partially offset by lower transmission component and brass tubing sales.

Operating income in 1998 increased $1.2 million, or 5%, to $23.0 million from $21.8 million in 1997 due to higher sales and the resulting increase in gross profits while selling, general, administrative and depreciation expenses were flat compared to 1997. Operating margins in 1998 decreased to 10.8% from 11.3% in 1997. This decrease is attributable to lower gross profit margins due to a product mix shift to lower margin products offset by a decline in selling, general and administrative expenses as a percent of sales, which fell to 8.9% in 1998 from 9.7% in 1997.

Technologies Segment: Net sales in 1998 decreased $9.1 million, or 5%, to $189.8 million from $198.9 million in 1997. While connector sales were up 7% from 1997, sales of wire and cable assemblies, transformers and precision stampings were collectively down 9% due a continuing slowdown in global electronics markets and weak demand for electronic end products.

Operating income in 1998 decreased $5.5 million, or 21%, to $21.2 million from $26.7 million in 1997. The decrease was due primarily to the decrease in sales and a slight decrease in gross profit margins, which resulted in lower gross profits. In addition, selling, general and administrative expenses increased 3% and depreciation expense increased 17%. The majority of the increase in depreciation was due to tooling investments for new connector and precision stamped products.

Specialty Publishing Segment: Net sales in 1998 increased $3.1 million, or 3%, to $101.3 million from $98.2 million in 1997. A 5% increase in yearbook sales was partially offset by a $2.0 million decrease in non-yearbook publication sales.

Operating income in 1998 decreased $2.4 million, or 32%, to $4.9 million from $7.3 million in 1997 due to higher yearbook delivery expenses and increased selling, general and administrative expenses due to new marketing initiatives and increased sales commissions to sales representatives on higher yearbook revenues.

Other Segment: Net sales in 1998 decreased $6.0 million, or 16%, to $31.2 million from $37.2 million in 1997. A 45% decrease in tube-mill capital equipment sales, as a result of weak domestic and international demand for milling equipment accounted for the decline.

Operating income in 1998 decreased $3.5 million, or 73%, to $1.3 million from $4.8 million in 1997 due to the decline in tube-mill capital equipment sales.

1997 COMPARED TO 1996

Consolidated Results of Operations: Net sales from continuing operations in 1997 increased $35.8 million, or 7%, to $528.2 million from $492.4 million in 1996. This increase was due to a $21.4 million, or 10%, increase in automotive component sales due to the acquisition of Lingemann, which was not owned for the full year in 1996. In addition, electronic and telecommunications component sales increased $15.2 million, or 8%, primarily due to higher sales of wire and cable assemblies, transformers, and precision stampings.

Operating income from continuing operations in 1997 increased $2.7 million, or 6%, to $51.1 million from $48.4 million in 1996. This increase was due to increased productivity in the Specialty Publishing Segment, which accounted for $2.2 million of the increase. In addition, the Company recorded a $1.5 million restructuring charge in 1996 for severance expenses relating to a salaried workforce reduction in its Specialty Publishing Segment. A $0.9 million decrease in operating income from the Technologies Segment due to higher selling, general and administrative expenses partially offset these gains. Operating margins in 1997 were flat at 9.7% compared to 9.8% in 1996.

Interest expense in 1997 increased $2.2 million to $20.6 million from $18.4 million in 1996 due to higher interest costs relating to the 1997 debt financing and higher debt levels due to the July 1997 Share Repurchase. Interest income in 1997 increased $2.1 million to $2.8 million from $0.7 million in 1996. The increase reflects higher interest income earned on the sales proceeds derived from the Company's sale of its Rolodex Business on March 5, 1997, which were later used in the Company's 1997 Share Repurchase. Other income in 1997 decreased $4.0 million to $0.8 million from $4.8 million in 1996, due to the inclusion in 1996 of a $2.2 million environmental liability settlement for an amount less than previously estimated and several other smaller items. Equity income from Thermalex in 1997 decreased $0.3 million to $2.6 million from $2.9 million in 1996 due to additional expenses relating to Thermalex's plant expansion and the start-up of a new extrusion press.

Automotive Components Segment: Net sales in 1997 increased $24.6 million, or 15%, to $193.8 million from $169.2 million in 1996. The increase is primarily attributable to the acquisition of Lingemann, which was not owned for the full year in 1996. Sales for the full year in 1997 and the partial year of 1996 relating to this acquisition were $31.6 million and $13.1 million, respectively. The Company also experienced higher sales of aluminum tubing, charged-air-cooler tubing, radiators, and transmission components due to strong OEM and supplier demand. The increase in transmission sales was also due to the shift from three-speed to four and five-speed automatic transmissions, which increased the Company's content per vehicle produced.

Operating income in 1997 was flat at $21.9 million compared to $21.7 million in 1996 due to increased expenses relating to the integration of Lingemann. Selling, general and administrative expenses increased $4.8 million, of which $2.5 million was due to the acquisition of Lingemann and $0.5 million related to the Company's new R&D tech center.

Technologies Segment: Net sales in 1997 increased $15.2 million, or 8%, to $198.9 million from $183.7 million in 1996. The increase is primarily due to increased sales across all product lines except connectors. Sales of wire and cable assemblies were up 19% due to strong demand from existing telecommunication customers and additional sales from new customers. Transformer sales increased 9% over 1996 due to higher demand for internationally certified products from electronic OEMs. Precision stampings sales were up 7% due to new products and strong demand from automotive, electrical control and circuit protection markets. Connector sales decreased 1% from the prior year as a result of price erosion within older product lines and delayed new product introductions. International connector sales grew to 41% of sales in 1997 from 40% of sales in 1996.

Operating income in 1997 decreased $0.9 million, or 3%, to $26.7 million from $27.6 million in 1996, as a result of lower operating margins on connector products caused by competitive price pressures and delays in introducing new, higher margin connector products. Also, impacting operating income were additional start-up costs relating to the Company's new El Paso stamping facility. Higher sales and gross profits from wire and cable assemblies offset a portion of these declines.

Specialty Publishing Segment: Net sales in 1997 were flat at $98.2 million compared to $99.0 million in 1996. The lack of growth is attributable to flat yearbook sales and a $1.9 million decrease in non-yearbook publication sales.

Operating income in 1997 increased $2.2 million, or 42%, to $7.3 million from $5.1 million in 1996 due to increased productivity relating to workflow improvements.

Other Segment: Net sales in 1997 decreased $3.2 million, or 8%, to $37.2 million from $40.4 million in 1996. Heat exchanger capital equipment sales decreased 15% and sales of welded stainless steel tubing products were down 4%.

Operating income in 1997 decreased $0.4 million, or 8%, to $4.8 million from $5.2 million in 1996. A $1.5 million decrease in operating income from heat exchanger capital equipment sales was offset by a $1.1 million increase in operating income from welded stainless steel tubing products.

LIQUIDITY AND CAPITAL RESOURCES

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its Bank Credit Agreement.

Operating activities: For the year ended December 31, 1998, net cash provided from operating activities was $0.4 million compared to $45.5 million provided from operating activities during the same period in 1997. The increase in cash requirements was primarily the result of the merger expenses and lower operating income as previously discussed. In addition, the Company required additional working capital due to the timing of year-end collections from a large automotive components customer and two large technologies customers, which accounted for a significant increase in accounts receivable and were collected in January.

Investing activities: For the year ended December 31, 1998, capital expenditures were $3.4 million less than the comparable period for 1997. Capital spending for equipment in the Automotive Components Segment accounted for approximately 47% and spending related to connector and precision stamping equipment and tooling in the Technologies Segment accounted for 39%. The Company expects its 1999 capital expenditures to be flat compared to 1998. The Company also acquired two small cable assembly operations for a total of $2.3 million during 1998. These operations are located in Ireland and Northern Ireland and are being integrated into the Technologies Segment.

The Company received cash dividends from its investment in Thermalex in 1998 and 1997 of $1.3 million and $1.5 million, respectively. In addition, as of December 31, 1998, the Company had a dividend receivable from this investment of $2.9 million relating to the declaration of a dividend that was paid in February 1999.

Financing activities: The Company has completed several transactions during 1998, 1997 and 1996 relating to its Merger with DLJMB and changes in its debt and equity structure. For details regarding these transactions see the beginning of this section.

The Company's annual cash interest expense on Insilco's 12% Notes, which are due 2007, is approximately $14.4 million. Interest on these notes is payable semi-annually on February 15 and August 15 of each year commencing February 15, 1999. Cash interest on Holdings' 14% Senior Discount Notes, which are due 2008, is payable semi-annually beginning February 15, 2004. Dividends on Holdings' 15% Senior Exchangeable Preferred Stock ("PIK Preferred Stock") are payable in additional shares of PIK Preferred Stock until August 1, 2003. After August 1, 2003, dividends are payable in cash.

Insilco is party to a Bank Credit Agreement, which includes a $125.0 million Term Facility and a $175.0 million Revolving Facility, which provides for revolving loans and up to $50 million of letters of credit. The Revolving Facility can be used to fund acquisitions, provide working capital, and for other general corporate purposes. The Term Facility has a maturity of seven years and is subject to mandatory quarterly prepayments of $0.3 million for the first six years and quarterly payments of approximately $29.4 million in the seventh year. Cash interest on the Term Facility is based on a leverage ratio. At December 31, 1998, the applicable spread was LIBOR plus 3.75%. Payments of principal and interest on the Term Facility are due quarterly each March, June, September and December. The Revolving Facility terminates on July 8, 2003 and interest is based on a leverage ratio. At December 31, 1998, the applicable spread was LIBOR plus 3.00%. Availability under the Revolving Facility will decrease by $21.4 million in May 1999 absent a signed definitive acquisition agreement entered into prior to this date, and by $17.5 million on each of July 10, 2001 and July 10, 2002.

The Bank Credit Agreement is secured by a first-priority perfected lien on substantially all of Insilco's assets, including a pledge of all of the stock of Insilco's domestic subsidiaries and 65% of the stock of Insilco's foreign subsidiaries. Payment of principal and interest on amounts borrowed under the Bank Credit Agreement are guaranteed by substantially all of Insilco's domestic subsidiaries. As of March 24, 1999, Insilco has approximately $83.0 million of available funds under this agreement.

Future cash uses during fiscal 1999 include the purchase of Insilco's remaining $1.5 million in outstanding 10 1/4% Notes. The Company, through Insilco, also acquired the stock of EFI, a precision stamping operation, on January 25, 1999 for approximately $23.6 million including acquisition costs. EFI will be integrated into the Technologies Segment. See Note 23 of the Notes to Consolidated Financial Statements.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the Revolving Credit Facility. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, debt repayment, and future acquisitions for the foreseeable future.

Accumulated Deficit: At December 31, 1998, the Company had a stockholders' deficit totaling $236.3 million, which is a result of both the 1998 merger and 1997 share repurchases previously described in this section.

MARKET RISK AND RISK MANAGEMENT

Foreign currency exchange rate movements create a degree of risk to the Company's operations by affecting the U.S. dollar value of sales made in foreign currencies and the U.S. dollar value of costs incurred in foreign currencies. Foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

The Company's general policy is to use foreign currency borrowings as needed to finance its foreign currency denominated assets. The Company uses such borrowings to reduce its asset exposure to the effects of changes in exchange rates - not as speculative investments.

As of December 31, 1998, the Company did not have any derivative instruments in place for managing foreign currency exchange rate risks. Considering both the anticipated cash flows from operations for the next quarter and the foreign loans in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected first quarter 1999 earnings or cash flows. This analysis is dependent on actual foreign sales and costs during the next quarter occurring within

10% of the budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify the competitive impact, the results could well be different than the sensitivity effects noted above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

The Company also is exposed to changes in interest rates primarily from its long-term debt arrangements. As of December 31, 1998, the Company had no interest rate derivative instruments to manage exposure to interest rate changes.

A comparison of the net fair value of all interest sensitive financial instruments using a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve as of December 31, 1998 is as follows (in thousands):

                                                        Hypothetical
                                    Fair Market          Fair Market
Description of Security                Value                Value
-----------------------             -----------         ------------

12% Senior Subordinated Notes
    due 2007                        $ 123,600             $ 117,852

14% Senior Discounts Notes
    due 2008                           62,100                57,518




THE YEAR 2000 ISSUES

Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000 or when otherwise dealing with dates later than December 31, 1999. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

The Company relies on computer-based technology and primarily utilizes a variety of third-party hardware and software and to a minimal degree some proprietary software. In addition to such information technology ("IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. Third parties with whom the Company has commercial relationships, including raw materials suppliers and service providers (such as banking and financial services, data processing services, telecommunications services and utilities), are also highly reliant on computer-based technology.

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

Proprietary IT Systems. The Company does not rely heavily on Company developed proprietary IT systems. Pursuant to the Company's Year 2000 compliance program, the Company has examined its proprietary IT systems for Year 2000 problems. All such systems that were identified as relating to a critical function and that were not Year 2000 compliant are being fixed. The Company believes that nearly all of its proprietary IT systems have been fixed and the Company is in the process of testing the remediated systems for Year 2000 compliance.

Non-IT Systems. The Company has undertaken a review of its non-IT systems and is in the process of fixing such systems that are within its control. The Company expects to complete this remediation effort by April 30, 1999.

Non-IT Vendors and Suppliers. The Company procures its raw materials and operating supplies from a vast network of vendors located both within and outside the United States. As a part of its contingency planning effort, the Company is continually assessing the Year 2000 readiness of its important vendors in order to identify any significant exposures that may exist and establish alternate sources or strategies where necessary.

Costs. The costs incurred to implement the Company's Year 2000 compliance program have been immaterial to date and the Company presently expects to incur less than $1.0 million of costs in the aggregate. All of the Company's Year 2000 compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's Year 2000 compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its business systems. Consequently, the Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

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

SEASONALITY AND INFLATION

The Company's specialty publishing segment is highly seasonal, with a majority of sales occurring in the second and third quarter of the year. The Company receives significant advance deposits from its Specialty

Publishing customers in the first and fourth quarters of each year. The Company's other segments are not highly seasonal. See "Item 1. Business - Specialty Publishing."

The impact of inflation on the Company's operations has not been significant. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk and Risk Management".

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, together with the reports thereon of KPMG LLP (dated February 10, 1999 except as to the fourth paragraph of Note 7, which is as of March 26, 1999) are set forth on pages F-1 through F-38 hereof (see Item 14 of this Annual Report for the Index).

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1999 Annual Meeting of Stockholders which is expected to be held in July 1999 and is incorporated herein by reference. The Company anticipates filing the Proxy Statement with the Securities and Exchange commission in April 1999.

                         ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions "Director Compensation" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

The information required by this Item will be included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included under the captions "Compensation Committee Interlocks and Insider Participation," "Election of Directors," "Security Ownership of Certain Beneficial

Owners," and "Security Ownership of Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                                    FORM 8-K

(A)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)     Financial Statements

        -   Independent Auditors' Report

        -   Consolidated Balance Sheets

            -   December 31, 1998
            -   December 31, 1997

        -   Consolidated Statements of Operations

            -   Year ended December 31, 1998

            -   Year ended December 31, 1997

            -   Year ended December 31, 1996

        -   Consolidated Statements of Stockholders' Equity (Deficit)

            -   For the years ended December 31, 1998, 1997 and 1996

        -   Consolidated Statements of Cash Flows

            -   Year ended December 31, 1998

            -   Year ended December 31, 1997

            -   Year ended December 31, 1996

        -   Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules

        See Exhibit 99(a) - Schedule II - Valuation and Qualifying Accounts.

        All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in financial statements or the notes thereto.

      (3) Exhibits:


   *2(a)   -    Agreement and Plan of Merger,  dated as of March 24, 1998, among
                Insilco, INR Holding Co., and Silkworm  Acquisition Corporation
                (Exhibit 10(n) to the  Registration  Statement on Form S-4 (File
                No. 333-51145) of Insilco).

   *2(b)   -    Amendment No. 1 to the Agreement and Plan of Merger,  dated June
                8, 1998,  among Insilco,  INR Holding Co. and Silkworm
                Acquisition  Corporation (Exhibit 10(r) to the Registration
                Statement on Form S-4 (File No. 333-51145) of Insilco).

   *3(a)   -    Certificate of  Incorporation  (Exhibit 3.1 to the Current
                Report on Form 8-K filed on August 18, 1998 (File No. 0-24813).

   *3(b)   -    Bylaws  incorporated  by reference to Exhibit 3.2 to the Current
                Report on Form 8-K filed on August 18, 1998 (File No. 0-24813).

   *4(a)   -    Investors' Agreement, dated as of August 17, 1998, among Insilco
                Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039)).

   *4(b)   -    Indenture, dated as of November 9, 1998, between Insilco and the
                Trustee (Exhibit 4(a) to the Form 10-Q filed by Insilco on
                November 16, 1998 (File No. 0-22098)).

   *4(c)   -    First  Supplemental  Indenture,  dated as of December 21, 1998, between Insilco and the Trustee (Exhibit 4.3 to the Registration
                Statement on Form S-1 (File No. 333-71947) of Insilco).

   *4(d)   -    Warrant  Agreement, dated as of August 17, 1998, between
                Silkworm Acquisition  Corporation and National City Bank, as
                Warrant Agent  (Exhibit 4.1 to the  Registration  Statement on
                Form S-1 (File No. 333-65039)).

   *4(e)   -    Assumption  Agreement,  dated as of August 17, 1998,  between
                Insilco  Holding Co. and National City Bank, as Warrant Agent
                (Exhibit 4.2 to the  Registration  Statement on Form S-1 (File
                No. 333-65039)).

   *4(f)   -    Form of Class A  Warrant  (Exhibit  4.3 to the  Registration
                Statement  on Form S-1 (File No. 333-65039)).

   *4(g)   -    Certificate  of  Designation  with respect to Pay-in-kind  15%
                Senior Exchangeable Preferred Stock due 2010 (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-65039)).

   *4(h)   -    Indenture,  dated as of August 17,  1998, between  Silkworm
                Acquisition  Corporation  and the Trustee (Exhibit 4.5 to the
                Registration Statement on Form S-1 (File No. 333-65039)).

   *4(i)   -    First Supplemental Indenture, dated as of August 17, 1998, between Insilco Holding Co., and the Trustee (Exhibit 4.6 to the
                Registration Statement on Form S-1 (File No. 333-65039)).

   *4(j)    -   Indenture,  dated as of August 12, 1997,  between Insilco and the Trustee (Exhibit 4(j) to the Registration Statement on Form
                S-4 (File No. 333-36523) of Insilco).

   *4(k)    -   Form of New Note (included in Exhibit 4(j) above) (Exhibit 4(k)
                to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco).

   *4(l)    -   Purchase  Agreement,  dated as of August 7, 1997,  among
                Insilco  and  Goldman,  Sachs & Co., McDonald & Company
                Securities,  Inc. and Citicorp  Securities Inc. (the "Initial
                Purchasers") (Exhibit 4(l) to the Registration Statement on Form
                S-4 (File No. 333-36523) of Insilco).

   *4(m)    -   Exchange and Registration Rights Agreement, dated as of August
                12, 1997, between Insilco and the Initial Purchasers (Exhibit
                4(m) to the Registration Statement on Form S-4 (File No.
                333-36523) of Insilco).

   *4(n)    -   Warrant  Agreement, dated as of November 9, 1998, between
                Insilco Holding Co. and the Warrant Agent (Exhibit 4(a) to the
                Form 10-Q for the Quarter Ended September 30, 1998 (File No.
                0-24813)).

   *4(o)    -   Warrant and Registration Rights Agreement, dated as of November
                9, 1998, between Insilco Holding Co. and the Initial Purchaser
                (Exhibit 4(b) to the Form 10-Q for the Quarter Ended September
                30, 1998 (File No. 0-24813)).

   *4(p)    -   Exchange and Registration Rights Agreement, dated as of November
                9, 1998, between Insilco and DLJ (Exhibit 4(b) to the Form 10-Q of Insilco for the Quarter Ended September 30, 1998 (File No.
                0-22098)).

   4(q)     -   Second Supplemental Indenture, dated as of January 25, 1999 between Insilco and the Trustee.

   *10(a)  -    Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to
                the Registration  Statement on Form S-8 (File No. 333-61809)).**

   *10(b)  -    Insilco  Holding Co. Stock Option Plan  (Exhibit 4(d) to the
                Registration  Statement on Form S-8 (File No. 333-61809)).**

   *10(c)  -    Insilco  Holding  Co.  and  Insilco  Corporation  Equity  Unit
                Plan  (Exhibit  4(c)  to  the Registration Statement on Form S-8
                (File No. 333-61811)).**

   *10(d)  -    Credit Agreement, among Insilco and a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette
                Securities Corporation, DLJ Capital Funding and The First
                National Bank of Chicago (Exhibit 10.4 to the Registration
                Statement on Form S-1 (File No. 333-71947) of Insilco).

   *10(e)  -    Purchase Agreement, between Insilco Corporation,  Insilco
                Holding Co. and Donaldson,  Lufkin & Jenrette Securities
                Corporation (Exhibit 10(a) to Form 10-Q Filed by Insilco on
                November 16, 1998 (File No. 0-22098)).

   *10(f)  -    Employment  Agreement  dated as of May 1, 1993  between  Insilco and Robert L. Smialek, as amended and restated (Exhibit 10(k) to the Form 10/A, Amendment No. 1 to Form 10 (File No. 0-22098) of Insilco).**

   *10(g)   -   Form of Indemnification Agreement adopted by Insilco as of July
                30, 1990, entered into between Insilco and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10
                (File No. 0-22098) of Insilco).

   *10(h)   -   Form for Income Protection Agreement adopted by Insilco as of
                December, 1996, entered into between Insilco and the officers identified in Exhibit 10(g) (Exhibit 10(h) of the Form 10-K of
                Insilco for the Year Ended December 31, 1996 (File No.
                0-22098)).

   *10(i)   -   Extension Agreement between Insilco and Robert L. Smialek
                dated May 1, 1996 (Exhibit 10(l) to the Form 10-K of Insilco for the Year Ended December 31, 1997 (File No. 0-22098)).**

   *10(j)   -   Second Extension Agreement between Insilco and Robert L.
                Smialek dated September 25, 1997 (Exhibit 10(m) to the Form 10-K of Insilco for the Year Ended December 31, 1997 (File No.
                0-22098)).**

   *21      -   Subsidiaries  of Insilco Holding Co.  (Exhibit 21 to the
                Registration  Statement on Form S-1 (File No. 333-65039)).

    23(a)   -   Consent of KPMG LLP.

    24      -   Power of  Attorney  of  officers  and  directors  of Insilco
                Holding  Co.  appearing  on the signature page hereof.

   *25(a)   -   Statement of Eligibility  and  Qualification  Under the Trust
                Indenture Act of 1939 (T-1) of The Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form
                S-4 (File No. 333-36523) of Insilco).

   *25(b)   -   Statement of  Eligibility  of Star Bank,  N.A. on Form T-1
                (Exhibit 25.1 to the  Registration Statement on Form S-1 (File
                No. 333-65039)).

     27     -   Financial Data Schedule.

     99(a)  -   Schedule II - Valuation and Qualifying Accounts.

*    Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

(B)       REPORTS ON FORM 8-K

          A report, dated October 15, 1998, on Form 8-K was pursuant to Items 5 and 7 of that form.

          A report, dated October 29, 1998, on Form 8-K was filed pursuant to Items 5 and 7 of that form.

(C)       EXHIBITS

          The Exhibits to this report begin immediately following the Consolidated Financial Statements.

(D)       FINANCIAL STATEMENT SCHEDULES:

          See Exhibit 99(a) - Schedule II - Valuation and Qualifying Accounts.

       Note: All other schedules called for under Regulation S-X not included herein have been omitted because they are not applicable, the required information is not material or the required information is included in the financial statements or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INSILCO HOLDING CO.

Date: March 29, 1999                     By:  /s/ David A. Kauer
                                              ----------------------------------
                                              David A. Kauer
                                              Vice President and Chief Financial
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.


         Robert L. Smialek*         President, Chief Executive           )        March 29, 1999
         ---------------------
         Robert L. Smialek          Officer and Director                 )
                                    (Principal Executive Officer)        )

         David A. Kauer*            Vice President and Chief             )
         ----------------------
         David A. Kauer             Financial Officer                    )
                                    (Principal Accounting Officer)
         Thompson Dean*                                                  )
         ---------------------
         Thompson Dean              Director                             )

         William F. Dawson*                                              )
         ---------------------
         William F. Dawson          Director                             )

         Keith Palumbo*             Director                             )
         ----------------------
         Keith Palumbo                                                   )

         Randall E. Curran*         Director                             )
         ----------------------
         Randall E. Curran                                               )

         John F. Fort III*                                               )
         ----------------------
         John F. Fort III           Director                             )

         David Y. Howe*                                                  )
         ----------------------
         David Y. Howe              Director                             )

       /s/ David A. Kauer
By:    ---------------------
       *David A. Kauer
       Attorney-in-Fact

                      INSILCO HOLDING CO. AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                     F-2

Consolidated Balance Sheets                                      F-3
     - December 31, 1998
     - December 31, 1997

Consolidated Statements of Operations                            F-4
     - Year ended December 31, 1998
     - Year ended December 31, 1997
     - Year ended December 31, 1996

Consolidated Statement of Stockholders' Equity (Deficit)
     - For the years ended December 31, 1998, 1997 and 1996      F-5

Consolidated Statements of Cash Flows                            F-7
     - Year ended December 31, 1998
     - Year ended December 31, 1997
     - Year ended December 31, 1996

Notes to Consolidated Financial Statements                       F-8

                          Independent Auditors' Report

The Board of Directors and Stockholders
Insilco Holding Co.:

We have audited the accompanying consolidated financial statements of Insilco Holding Co. and subsidiaries as listed in the accompanying index. In conjunction with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insilco Holding Co. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Columbus, Ohio                                              KPMG LLP
February 10, 1999, except as
to the fourth paragraph
of Note 7, which
is as of March 26, 1999

                      INSILCO HOLDING CO. AND SUBSIDIARIES



                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                        (In thousands, except share data)

                                     Assets                                             1998      1997
                                                                                        ----      ----
Current assets:
  Cash and cash equivalents                                                          $ 7,404     10,651
  Trade receivables, net                                                              74,969     67,209
  Other receivables                                                                    4,337      3,477
  Receivables from related party                                                       4,882          -
  Inventories, net                                                                    64,565     60,718
  Deferred taxes                                                                       6,143        277
  Prepaid expenses and other current assets                                            4,387      2,716
                                                                                     -------     ------

     Total current assets                                                            166,687    145,048

Property, plant and equipment, net                                                   114,756    113,971
Deferred taxes                                                                         1,902      1,054
Other assets and deferred charges                                                     43,929     42,600
                                                                                     -------     ------

     Total assets                                                                   $327,274    302,673
                                                                                    ========    =======

                  Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of long-term debt                                                  $ 1,265      1,684
  Accounts payable                                                                    34,513     39,757
  Customer deposits                                                                   24,981     20,346
  Accrued expenses and other                                                          39,352     43,753
                                                                                     -------     ------

     Total current liabilities                                                       100,111    105,540

Long-term debt, excluding current portion                                            383,062    256,059
Other long-term obligations, excluding current portion                                46,329     43,402
15% Preferred Stock; 3,000,000 shares
  authorized, 1,400,000 shares issued and outstanding at
  December 31, 1998 (none at  December 31, 1997)                                      34,094          -
Stockholders' equity (deficit):
  Common stock, $.001 par value; 15,000,000 shares authorized;
  1,384,614 shares issued and outstanding, 15,000,000 shares authorized in 1997, 4,548,373 shares issued and 4,080,693
  shares outstanding                                                                       1          5
  Treasury stock, at cost                                                                  -    (16,268)
  Additional paid-in capital                                                          63,890          -
  Accumulated deficit                                                               (295,115)   (82,756)
  Accumulated other comprehensive income                                              (5,098)    (3,309)
                                                                                     -------     ------

     Total stockholders' equity (deficit)                                           (236,322)  (102,328)
                                                                                     -------     ------

Commitments and contingencies (See Notes 10, 14 and 19)

     Total liabilities and stockholders' equity (deficit)                           $327,274    302,673
                                                                                    ========    =======




See accompanying notes to consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES



                      Consolidated Statements of Operations
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                                1998            1997              1996
                                                                                ----            ----              ----
Sales                                                                       $ 535,629         528,233            492,405
Cost of products sold                                                         383,269         370,845            344,912
Depreciation and amortization                                                  20,159          18,377             15,357
Selling, general and administrative expenses                                   91,488          87,909             82,203
Merger expenses                                                                25,529               -                  -
Severance and write-downs                                                       2,542               -              1,500
                                                                            ---------         -------            -------
     Operating income                                                          12,642          51,102             48,433
                                                                            ---------         -------            -------
Other income (expense):
  Interest expense                                                            (32,894)        (20,562)           (18,378)
  Interest income                                                                 979           2,837                724
  Equity in net income of Thermalex                                             2,850           2,647              2,922
  Other income, net                                                             3,027             794              4,784
                                                                            ---------         -------            -------
     Total other expense                                                      (26,038)        (14,284)            (9,948)
                                                                            ---------         -------            -------
  Income (loss) from continuing operations before
    income taxes and extraordinary item                                       (13,396)         36,818             38,485
Income tax benefit (expense)                                                    1,253         (13,404)           (13,272)
                                                                            ---------         -------            -------
  Income (loss) from continuing operations before
    extraordinary item                                                        (12,143)         23,414             25,213

Discontinued operations, net of tax:
  Income from operations                                                            -           1,170              8,741
  Gain on disposal                                                                  -          57,788              5,099
                                                                            ---------         -------            -------
  Income from discontinued operations                                               -          58,958             13,840
                                                                            ---------         -------            -------
  Income (loss) before extraordinary item                                     (12,143)         82,372             39,053

Extraordinary items, net of tax                                                (5,888)           (728)                 -
                                                                            ---------         -------            -------

  Net income (loss)                                                           (18,031)         81,644             39,053

Preferred stock accretion                                                      (2,044)              -                  -
                                                                            ---------         -------            -------
  Net income (loss) available to common                                      $(20,075)         81,644             39,053
                                                                            =========         =======            =======
Basic earnings (loss) available per common share:
  Income (loss) from continuing operations                                  $   (4.49)           3.25               2.65
  Discontinued operations                                                           -            8.19               1.45
  Extraordinary item                                                            (1.86)          (0.10)                 -
                                                                            ---------         -------            -------
  Basic net income (loss) per share                                         $   (6.35)          11.34               4.10
                                                                            =========         =======            =======

Diluted earnings (loss) available per common share:
  Income (loss) from continuing operations                                  $   (4.49)           3.19               2.55
  Discontinued operations                                                           -            8.03               1.40
  Extraordinary item                                                            (1.86)          (0.10)                 -
                                                                            ---------         -------            -------
  Diluted net income (loss) per share                                       $   (6.35)          11.12               3.95
                                                                            =========         =======            =======



See accompanying notes to consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

          Consolidated Statement of Stockholders' Equity (Deficit) For
                the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                                                         Accumulated       Total
                                                                                            Additional       Other     Stockholders'
                                                      Common Stock    Treasury    Paid-in   Accumulated  Comprehensive    Equity
                                                    Par Value $.001     Stock     Capital     Deficit       Income       (Deficit)
                                                    ---------------   --------    -------     -------       -------      ---------

Balance at December 31, 1995                              $  10        (6,813)     67,192     (76,168)          -        (15,779)
Comprehensive income:
    Net income                                                -             -           -      39,053           -         39,053
    Other comprehensive income:
       Foreign currency translation adjustment                -             -           -           -        (244)          (244)


                                                             --       -------      ------     -------        ----         ------
    Total comprehensive income                                                                                            38,809
                                                             --       -------      ------     -------        ----         ------
    Tax benefit from reduction of valuation
    allowance for deferred tax assets                         -             -      10,237           -           -         10,237
    Purchase of treasury stock                                -        (3,932)          -           -           -         (3,932)
    Restricted stock                                          -             -       3,300           -           -          3,300
    Issuance of shares upon exercise of
    stock options                                             -             -       1,071           -           -          1,071
    Reserved shares                                           -             -        (706)          -           -           (706)
    Tax benefit from exercise of stock options                -             -         402           -           -            402
                                                             --       -------      ------     -------        ----         ------
Balance at December 31, 1996                                 10       (10,745)     81,496     (37,115)       (244)        33,402

    Comprehensive income:
    Net income                                                -             -           -      81,644           -         81,644
    Other comprehensive income:
       Foreign currency translation                           -             -           -           -      (3,065)        (3,065)
    adjustment
                                                             --       -------      ------     -------        ----         ------
    Total comprehensive income                                                                                            78,579
                                                             --       -------      ------     -------        ----         ------
    Repurchase of shares                                     (5)            -     (92,710)   (127,285)          -       (220,000)
    Costs of Tender Offer                                     -             -        (889)          -           -           (889)
    Purchase of treasury stock                                -        (5,523)          -           -           -         (5,523)
    Restricted stock                                          -             -         571           -           -            571
    Issuance of shares upon exercise of
    stock options                                             -             -       8,255           -           -          8,255
    Tax benefit from exercise of stock options                -             -       3,277           -           -          3,277
                                                             --       -------      ------     -------        ----         ------
Balance at December 31, 1997                                  5       (16,268)          -     (82,756)     (3,309)      (102,328)



See accompanying notes to consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

          Consolidated Statement of Stockholders' Equity (Deficit) For
                the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)
                                   (continued)

                                                                                                         Accumulated       Total
                                                                                            Additional       Other     Stockholders'
                                                      Common Stock    Treasury    Paid-in   Accumulated  Comprehensive    Equity
                                                    Par Value $.001     Stock     Capital     Deficit       Income       (Deficit)
                                                    ---------------   --------    -------     -------       -------      ---------
Balance at December 31, 1997                               5         (16,268)           -      (82,756)      (3,309)      (102,328)
  Comprehensive income:
      Net loss                                             -               -            -      (18,031)           -        (18,031)
      Other Comprehensive income:
          Foreign currency                                 -               -            -            -           16             16
          translation adjustment
          Minimum pension
          liability adjustment, net of
          tax of $1,130                                    -               -            -            -       (1,805)        (1,805)
                                                          --         -------       ------      -------         ----         ------
  Total comprehensive income                                                                                               (19,820)
                                                                                                                  -        -------
  Cash merger consideration                                -               -            -     (180,241)           -       (180,241)
  Merger Eliminations (Note 1)                            (5)         16,268       (4,220)     (12,043)           -              -
  Accretion of preferred stock                             -               -            -       (1,994)           -         (1,994)
  Amortization of issuance discounts                       -               -            -          (50)           -            (50)
  Issuance of common stock                                 1               -       56,007            -            -         56,008
  Issuance of warrants                                     -               -        5,226            -            -          5,226
  Issuance of shares upon exercise of stock
  options                                                  -               -        3,281            -            -          3,281
  Issuance of equity units to management                   -               -        2,657            -            -          2,657
  Tax benefit from exercise of stock options               -               -          939            -            -            939
                                                          --         -------       ------      -------         ----         ------
Balance at December 31, 1998                             $ 1               -       63,890     (295,115)      (5,098)      (236,322)
                                                         ===         =======       ======     ========       ======       ========

                      INSILCO HOLDING CO. AND SUBSIDIARIES



                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                                  1998         1997           1996
                                                                                  ----         ----           ----
Cash flows from operating activities:
         Net income (loss)                                                    $ (18,031)       81,644        39,053
         Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
         Depreciation and amortization                                           20,159        18,377        15,357
         Deferred tax expense (benefit)                                          (5,773)       11,679        11,667
         Other noncash charges and credits                                        8,993          (127)       (4,904)
         Changes in operating assets and liabilities:
         Receivables                                                             (7,224)       (1,297)       (3,370)
         Inventories                                                             (2,360)       (3,304)          791
         Payables and other                                                       4,668        10,171        (1,371)
         Discontinued operations                                                      -       (71,632)       (1,800)
                                                                                -------        ------       -------
         Net cash provided by operating                                             432        45,511        55,423
         activities
                                                                                -------        ------       -------
Cash flows from investing activities:
         Capital expenditures                                                   (20,155)      (23,583)      (20,009)
         Acquisitions of businesses, net of cash acquired                        (2,308)            -       (37,726)
         Other investing activities                                                (903)        6,190         8,704
         Proceeds from divestitures, net                                              -       112,610        21,818
         Discontinued operations                                                      -             -        (2,570)
                                                                                -------        ------       -------
         Net cash provided by (used in) investing                               (23,366)       95,217       (29,783)
                                                                                -------        ------       -------
         activities

Cash flows from financing activities:
         Cash merger consideration                                             (180,241)            -             -
         Sale (retirement) of 10 1/4% Notes                                    (148,474)      150,000             -
         Borrowings (repayments) of Revolving Facility                          (41,498)       64,759             -
         Debt issuance and tender costs                                         (16,394)      (10,689)            -
         Payment of prepetition liabilities                                      (2,735)       (2,811)       (2,862)
         Funds deposited in excess of retired 10 1/4% Notes                      (2,032)            -             -
         Borrowing (retirement) of Term Facility                                123,825      (117,246)      (26,330)
         Proceeds from 12% Notes and warrants                                   120,000             -             -
         Proceeds from sale of 14% Notes and warrants                            70,205             -             -
         Issuance of common stock                                                56,008             -             -
         Issuance of preferred stock and warrants                                35,000             -             -
         Proceeds from stock option exercise                                      3,281         4,618         1,071
         Issuance of equity units to management                                   2,657             -             -
         Repurchase of shares                                                         -      (220,000)            -
         Purchase of treasury stock                                                   -        (1,887)       (3,932)
                                                                                -------        ------       -------
         Net cash provided by (used in) financing                                19,602      (133,256)      (32,053)
         activities
                                                                                -------        ------       -------
Effect of exchange rate changes on cash                                              85          (302)            -
                                                                                -------        ------       -------

         Net increase (decrease) in cash and cash                                (3,247)        7,170        (6,413)
         equivalents

Cash and cash equivalents at beginning of period                                 10,651         3,481         9,894
                                                                                -------        ------       -------
Cash and cash equivalents at end of period                                        7,404        10,651         3,481
                                                                                =======        ======       =======
Supplemental information - cash paid for:
         Interest, net of capitalized amount                                  $  31,744        13,305        17,820
                                                                                =======        ======       =======
         Income taxes paid (refunded)                                         $  (4,908)        7,062         2,081
                                                                                =======        ======       =======

See accompanying notes to consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

(1)  History of the Company

     Insilco Holding Co. ("Holdings" or the "Company"), a Delaware corporation, is a diversified producer of automotive, telecommunications and electronics components and is a specialty publisher of student yearbooks. On August 17, 1998, a series of transactions involving the Company was completed. These transactions included, among other things, the formation by Insilco Holding Co. ("Holdings" or the "Company") (then a wholly owned subsidiary of Insilco) of a wholly owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into Insilco (the "Reorganization Merger"), pursuant to which each stockholder of Insilco had his or her shares of Insilco converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of Insilco.

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

     The Company incurred $25,529,000 of costs related to the Merger in 1998.

     Discontinued Operations

     On March 5, 1997, the Company completed the sale of its Office Products Business, a significant line of business within the Company's Office Products/Specialty Publishing Group, with the

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     divestiture of its traditional office products business (the "Rolodex Business") for $112,610,000, net of transaction costs, which resulted in a net gain of $57,788,000, net of taxes of $37,213,000. The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of the Rolodex electronics product line ("Rolodex Electronics") and the Company's computer accessories business, Curtis Manufacturing Co., Inc. ("Curtis"). The proceeds from these sales aggregated $21,818,000.

     The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Office Products Business as a discontinued operation. Revenues associated with the discontinued Office Products Business for the years 1997 and 1996 were $10,797,000 and $80,069,000, respectively. At December 31, 1996, the current and non-current net assets of the Office Products Business were $6,531,000 and $8,934,000, respectively.

     Acquisitions

     In 1996, the Company acquired Great Lake, Inc. ("Great Lake"), which serves the automotive, heavy truck and industrial manufacturing radiator replacement market and the automotive aluminum tube business of Helmut Lingemann GmbH & Co. (the "Lingemann Business") for approximately $37,726,000 in the aggregate including transaction fees and expenses. The Lingemann transactions include the purchase of stock of Lingemann's German subsidiary, ARUP Alu-Rohr und-Profil GmbH, and the automotive aluminum tube business assets of its Duncan, South Carolina based Helima-Helvetion International, Inc. This cash transaction was financed principally from borrowings under the Company's prior bank credit agreement (See Note 7).

     These acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The operating results of the businesses acquired have been included for the period subsequent to their acquisition dates. (See Note 22 for pro forma results). The fair value of the assets acquired totaled $47,478,000 and the liabilities assumed totaled $9,752,000.

(2)  Summary of Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. The Company's investments in companies for which the Company does not have operational control are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

          Pro Forma Results of Operations

          In 1998 the Company completed the Mergers (See Note 1). In addition, during 1997, the Company completed a Share Repurchase of approximately 59% of its outstanding shares partially with the proceeds from the divestiture of its traditional office products business (See Note 1) and partially through the issuance of subordinated notes and refinancing of its bank credit agreement (See Note 7). These transactions affect the comparability of the Company's financial position, results of operations and cash flows for 1998 compared to prior periods. As a result of these transactions, the Company has presented pro forma results of operations for 1998 and 1997 as if all of these transactions except the divestiture of the Office Products

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Business (which is being accounted for as a discontinued operation) occurred at the beginning of the respective periods in Note 22.

          Cash Equivalents

          Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

          Trade Receivables

          Trade receivables are presented net of allowances for doubtful accounts and sales returns of $2,780,000 and $2,132,000 at December 31, 1998 and 1997, respectively.

          Inventories

          Inventories are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out cost method.

          Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the assets' estimated useful lives, which is 25 years for new buildings and ranges from 3 to 9 years for machinery and equipment.

          Deferred Financing Costs

          Deferred financing costs are being amortized using the effective interest method over the life of the related debt.

          Goodwill

          Goodwill represents the excess of cost of net assets acquired in business combinations over their fair values. It is amortized on a straight-line basis over estimated periods to be benefited (not exceeding 40 years). The recovery of the carrying value of goodwill is periodically evaluated in relation to the operating performance and future undiscounted net cash flows of the related businesses acquired.

          Interest Rate Hedges

          The Company periodically uses interest rate hedges to limit its exposure to the interest rate risk associated with its floating rate long-term bank debt. Unamortized premium related to purchased interest rate caps is included in other assets in the balance sheet and is amortized using the interest method over the life of the related agreements. Amounts received under cap agreements and net amounts received (or paid) under swap agreements are recorded as a reduction (addition) to interest expense. As of December 31, 1998, the Company had no interest rate derivative instruments to manage exposure to interest changes.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Environmental Remediation and Compliance

          Environmental remediation and compliance expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities are recorded when it is probable the obligations have been incurred and the amounts can be reasonably estimated.

          Fair Value of Financial Instruments

          Fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate book value at December 31, 1998. Fair value of debt is based upon market value, if traded, or discounted at the estimated rate the Company would incur currently on similar debt (See
          Note 8).

          Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

          Earnings Per Share

          The Company accounts for earnings per share ("EPS") under Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". Under SFAS 128, the Company computes two earnings per share amounts - basic EPS and EPS assuming dilution. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the period. EPS assuming dilution is based on the weighted average number of shares of common stock outstanding for the period, including common stock equivalents which reflect the dilutive effect of stock options granted to employees and directors.

          Estimates

          In conformity with generally accepted accounting principles, the preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and therefore actual results may ultimately differ from those estimates.

          Reclassifications

          Certain 1997 and 1996 amounts have been reclassified to conform with 1998 presentation.

          Impact of Recently Issued Accounting Standards

          In January 1998, the Company adopted Statement No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and most other non-owner changes in equity. In addition, in January 1998, the Company adopted Statement No. 132 ("SFAS 132"), "Employers' Disclosures About Pensions

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          and Other Post-retirement Benefits", which revises employer disclosure about pension plans and other post-retirement benefits. SFAS 132 does not change the method of accounting for such plans. Prior year amounts in the notes to the consolidated financial statements have been reclassified to conform to the requirements of SFAS 132.

          On January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (See Note 20).

          In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

(3)  Inventories

     A summary of inventories at December 31 follows (in thousands):


                                                     1998                    1997
                                                     ----                    ----
         Raw materials and supplies               $ 27,238                  25,396
         Work in process                            23,559                  23,427
         Finished goods                             13,768                  11,895
                                                    ------                  ------

                                                  $ 64,565                  60,718
                                                    ======                  ======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)  Property, Plant and Equipment

     A summary of property, plant and equipment at December 31 follows (in thousands):

                                                                    1998                      1997
                                                                    ----                      ----
         Land                                                    $   6,285                   6,267
         Buildings                                                  37,311                  33,718
         Machinery and equipment                                   151,714                 137,310
                                                                   -------                 -------

                                                                   195,310                 177,295
                  Less accumulated depreciation                    (80,554)                (63,324)
                                                                   -------                 -------
                                                                 $ 114,756                 113,971
                                                                   =======                 =======

(5)  Other Assets

     A summary of other assets at December 31 follows (in thousands):

                                                                   1998                1997
                                                                   ----                ----
         Goodwill, net                                          $ 13,566              13,408
         Equity investment in Thermalex                            8,412               9,736
         Deferred financing costs                                 14,085               9,246
         Cash surrender value of life insurance                    1,758               4,636
         Other                                                     6,108               5,574
                                                                   -----               -----
                                                                $ 43,929              42,600
                                                                 =======              ======

     Thermalex, Inc. ("Thermalex") is a joint venture, formed in 1985 between a subsidiary of the Company and Mitsubishi Aluminum, Ltd., which sells aluminum extruded products to the automobile industry. The Company received $1,324,000 and $1,461,000 of dividend distributions from Thermalex in 1998 and 1997, respectively.

     Sales for Thermalex for the years ended December 31, 1998, 1997 and 1996 were $49,547,000, $47,152,000 and $48,057,000, respectively. Net income for the years ended December 31, 1998, 1997 and 1996 was $5,699,000, $5,294,000
     and $5,844,000, respectively. Total assets were $35,717,000 and $36,348,000 at December 31, 1998 and 1997, respectively. Stockholders' equity was $16,828,000 and $19,475,000 at December 31, 1998 and 1997, respectively.

(6)  Accrued Expenses and Other

     A summary of accrued expenses and other at December 31 follows (in thousands):

                                                                           1998                1997
                                                                           ----                ----
         Salaries and wages payable                                     $  7,977              9,445
         Pension                                                           8,837              5,523
         Accrued interest payable                                          4,227              8,038
         Current portion of the long term obligations                      1,945              5,393
         Accrued taxes payable                                             1,623              1,112
         Other accrued expenses                                           14,743             14,242
                                                                          ------             ------
                                                                        $ 39,352             43,753
                                                                         =======             ======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)  Long-term Debt and Warrants

     A summary of long-term debt at December 31 follows (in thousands):

                                                                      1998                     1997
                                                                      ----                     ----
         Term Facility                                            $  125,000                       -
         12% Senior Subordinated Notes                               119,747                       -
         14% Senior Discount Notes                                    71,918                       -
         Revolving Facility                                           44,922                  87,500
         Alternative currency borrowings                              21,000                  18,348
         10 1/4% Senior Subordinated Notes                             1,526                 150,000
         Miscellaneous                                                   214                   1,895
                                                                      ------                  ------
                                                                     384,327                 257,743
                  Less current portion                               (1,265)                 (1,684)
                                                                      ------                  ------
                                                                  $  383,602                 256,059
                                                                     =======                 =======


     On August 12, 1998, the Company issued and sold $138,000,000 principal amount at maturity ($70,204,740 initial accreted value) of Holdings' 14% Senior Discount Notes due 2008 (the "14% Notes") and detachable warrants to purchase 44,850 shares of Holdings' Common Stock. The 14% Notes will accrete at a rate of 14%, compounded semi-annually, to par by August 15, 2003. Commencing August 15, 2003, the 14% Notes bear interest at a rate of 14% per annum, payable semi-annually in cash arrears on February 15 and August 15 of each year, commencing on February 15, 2004.

     The 14% Notes are not redeemable prior to August 15, 2003. Thereafter, they are subject to redemption for 107.000% of the accreted value from August 15, 2003 to August 14, 2004, 104.667% from August 15, 2004 to August 14,
     2005, 102.333% from August 15, 2005 to August 14, 2006 and 100.000% on or after August 15, 2006, plus any accrued and unpaid interest from August 15, 2003 to the redemption date. As of December 31, 1998, all of the 138,000 warrants to purchase 44,850 shares of the Company's Common Stock at a purchase price of $0.01 per share remained outstanding and expire on August 15, 2008.

     The indentures governing the 14% Notes contain certain covenants, which limit the Company's ability to (i) incur additional indebtedness; (ii) make restricted payments (including dividends); (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) merge, consolidate or sell substantially all of the Company's assets.

     As a result of the Merger (See Note 1), Insilco was required to make an Offer to Purchase, as defined in the indenture relating to the 10 1/4% Notes (the "10 1/4% Note Indenture"), for the entire $150 million of outstanding 10 1/4% Notes, which were issued on August 12, 1997, at 101% of their aggregate principal amount, plus accrued interest. Through March 26, 1999, Insilco repurchased $149,974,000 of the 10 1/4% Notes.

     On November 9, 1998, the Company completed the sale of $120 million of Insilco 12% Senior Subordinated Notes due 2007 (the "12% Notes") with 120,000 warrants to purchase 62,400 shares of Holdings common stock at $45 per share. The net proceeds of approximately $116.4 million, after payment of $3.6 million in underwriting fees to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and other expenses, was used (along with borrowings from the credit facilities) to fund the repurchase of the 10 1/4% Notes. As of December 31, 1998, all of the 120,000 warrants to purchase 62,400 shares of the Company's Common Stock at a purchase price of $45.00 per share remained outstanding and expire on August 15, 2007.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     On November 24, 1998, the Company amended and restated Insilco's Bank Credit Agreement ("Bank Credit Agreement"). The Bank Credit Agreement provides for two credit facilities (the "Credit Facilities"): a $175 million, 4.8 year senior secured revolving loan ("Revolving Facility") and a $125 million, 7 year senior secured amortizing term loan ("Term Facility").

     In 1998, the Company recorded an extraordinary charge of $5,888,000, (net of a tax benefit of $3,958,000) related to the write-off of deferred financing costs associated with its 1997 Bank Credit Agreement and 10 1/4% Notes.

     The Revolving Facility provides for a $50 million sublimit for issuance of letters of credit and a $40 million sublimit for alternative currency borrowings. The Revolving Facility is permanently reduced by $17.5 million per year in July 2001 and July 2002.

     The Term Facility is subject to mandatory quarterly prepayments of $312,500 for the first six years and quarterly payments of approximately $29.4 million in the seventh year.

     Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or The First National Bank of Chicago's Base Rate, plus an applicable margin. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At December 31, 1998, the applicable margin for the Term Facility and the Revolving Facility were LIBOR plus 3.75% and LIBOR plus 3.00%, respectively. The unused commitment fee at December 31, 1998 was 0.625%. The applicable margins and unused commitment fee are fixed through May 1999 and thereafter are determined by the Company's leverage ratio.

     Both the Term Facility and Revolving Facility are subject to mandatory prepayments due to, but not limited to, 100% of the net cash proceeds from assets sales and issuance of debt and 50% of the net cash proceeds from the issuance of equity.

     The Credit Facilities are guaranteed by Insilco and by all of Insilco's present and future domestic subsidiaries. The obligations thereunder are secured by (i) all of the common stock of the Company; (ii) all or a substantial portion of the common stock or other interests in the Company's present and future subsidiaries; (iii) the present and future property and assets, including all accounts receivable, inventory, equipment, fixtures, patents, trademarks and specified real property of the Company and its present and future domestic subsidiaries (subject to certain qualifications and exceptions); and, (iv) a collateral assignment of intercompany notes and junior security agreements securing all obligations of the domestic subsidiaries to the Company.

     The Credit Facilities contain certain consolidated financial covenants including, but not limited to, covenants related to maximum leverage ratio, minimum fixed charge coverage ratio, minimum interest coverage ratio, and a limit on annual capital expenditures. The Credit Facilities also contain certain negative covenants typical of credit agreements of this type including, but not limited to a prohibition on the ability of the Company and its domestic subsidiaries to incur additional indebtedness in excess of certain agreed upon amounts, the ability to make investments other than permitted investments, and restricts the Company and its subsidiaries from paying any dividends, redeem or repurchase or acquire any of the Company or Holdings shares or pay any principal,

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     premium or interest (in excess of certain agreed upon amounts) on any subordinated obligations.

     The Company was in compliance with the covenants of its Credit Facilities as of December 31, 1998.

     As of December 31, 1998, under the sublimit for alternative currency borrowings, the Company had borrowed $21.0 million (35.0 million German Deutsche Marks). The Company's alternative currency borrowing is designed to hedge the Company's net investment in its German operations. The change, if any, to the net investment as a result of foreign currency fluctuations is included in stockholders' equity as a foreign currency translation adjustment. The alternative currency borrowing is denominated in German Deutsche Marks and bears interest based on one to six month German LIBOR rates plus an applicable margin based on the Company's leverage ratio (such LIBOR rates approximated 3.22% to 3.25% at December 31, 1998).

     In 1997, the Company refinanced its then existing debt under a six year $200 million amended and restated credit agreement (the "1997 Bank Credit Agreement") which provided for the 1997 Credit Facility.

     In 1997, proceeds from the 1997 Bank Credit Agreement were used to prepay amounts outstanding under the prior bank credit agreement. As a result of the prepayment, the Company recorded an extraordinary charge of $728,000 (net of a tax benefit of $465,000) due to expensing the related unamortized debt financing costs.

(8)  Fair Value of Financial Instruments

     The estimated fair value at December 31 of financial instruments, other than current assets and liabilities, follow (in thousands):


                                                                    1998                              1997
                                                          --------------------------       --------------------------
                                                                           Estimated                        Estimated
                                                          Book Value      Fair Value       Book Value      Fair Value
                                                          ----------      ----------       ----------      ----------
        Debt:
                 12% Senior Subordinated Notes            $ 119,747          123,600               -                -
                 14% Senior Discount Notes                   71,918           62,100               -                -
                 10 1/4% Senior Subordinated
                  Notes                                       1,526            1,541       $ 150,000          154,500
                 Bank revolving credit facility              65,922           65,922         105,848          105,848
                 Bank term loan                             125,000          125,000               -                -
                 Miscellaneous                                  214              214           1,895            1,895
                                                            -------          -------         -------          -------
                                                          $ 384,327          378,377       $ 257,743          262,243
                                                            =======          =======         =======          =======
       Hedges:
                 Interest rate                            $       -                -       $       -              423
                                                            =======          =======         =======          =======


     The Company is exposed to market risk for changes in interest rates, but has no off-balance sheet risk of accounting loss. The Company manages counterparty credit risk by entering into derivative transactions with high quality financial institutions that, because of their credit profile, are expected to perform under the terms associated with such transactions.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9)  Dividend Restrictions

     The Company is a holding company and its ability to make payments in respect of the Holding Company Senior Discount Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries. Insilco and its subsidiaries are parties to the Credit Facilities and the 12% Note indenture and Insilco is party to the 12% Note indenture, each of which imposes substantial restrictions on Insilco's ability to pay dividends or make other distributions to the Company. Any payment of dividends or other distributions will be subject to certain financial conditions set forth in such indenture and is subject to certain prohibitions contained in the Credit Facilities. Under the most restrictive covenants, $5.0 million was free of limitations on the payment of dividends or other distributions at December 31, 1998.

(10) Other Long-Term Liabilities

     A summary of other long-term liabilities at December 31 follows (in thousands):

                                                                             1998                1997
                                                                             ----                ----
        Post-retirement benefits, other than pensions (Note 12)           $ 22,263              22,191
        Prepetition and other tax liabilities                               16,165              15,762
        Environmental liabilities                                            7,351               8,625
        Deferred compensation and other                                      2,495               2,217
                                                                           -------             -------
                                                                            48,274              48,795
                 Less current portion                                       (1,945)             (5,393)
                                                                           -------             -------
                                                                          $ 46,329              43,402
                                                                           =======             =======

     Prepetition and Other Tax Liabilities

     On April 1, 1993, the Company and certain of its subsidiaries emerged from Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") pursuant to a plan of reorganization. The Chapter 11 Cases were commenced on January 13, 1991. The Company entered into an agreement with the Internal Revenue Service ("IRS") settling Federal income tax claims filed in the Chapter 11 Cases for open taxable years through 1990. In addition to this agreement, the tax liabilities include prepetition state tax claim settlements, negotiated payment terms on certain foreign prepetition tax liabilities, and an estimate of the Company's obligation for curative action required by the IRS to cure certain operational defects in one of the Company's defined contribution plans.

     Environmental Liabilities

     The Company's operations are subject to extensive Federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company has a program for monitoring its compliance with applicable environmental regulations, the interpretation of which often is subjective. This program includes, but is not limited to, regular reviews of the Company operations' obligations to comply with environmental laws and regulations in order to determine the adequacy of the recorded liability for remediation activities.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     The environmental liabilities included in other long-term obligations represent the estimate of cash obligations that will be required in future years for these environmental remediation activities. The Company has estimated the exposure and accrued liability to be approximately $7,351,000 relating to these environmental matters at December 31, 1998. These liabilities are undiscounted and do not assume any possible recoveries from insurance coverage or claims which the Company may have against third parties. The estimate is based upon in-house engineering expertise and the professional services of outside consulting and engineering firms. Because of uncertainty associated with the estimation of these liabilities and potential regulatory changes, it is reasonably possible that these estimated liabilities could change in the near term but it is not expected that the effect of any such change would be material to the consolidated financial statements in the near term.

(11) Preferred Stock and Warrants

     On August 12, 1998, the Company issued and sold $73,000,000 principal amount at maturity ($35,000,000 initial accreted value) of the Company's 15% Senior Exchangeable Preferred Stock Due 2010 ("PIK Preferred Stock") and detachable warrants to purchase 65,603 shares of the Company's Common Stock. As of December 31, 1998, all of the 65,603 warrants to purchase 65,603 shares of the Company's Common Stock at a purchase price of $0.001 per share remained outstanding and expire August 1, 2010.

     The Company has authorized 3,000,000 shares of PIK Preferred Stock, par value $0.001 per share. Each share of PIK Preferred Stock accretes cumulative, quarterly dividends at a compound rate of 15% per annum. Prior to August 1, 2003, dividends on the PIK Preferred Stock are payable in additional shares of PIK Preferred Stock. After August 1, 2003, dividends are payable in cash. Shares of PIK Preferred Stock have a liquidation preference equal to the sum of $25 plus, subject to certain conditions, accreted dividends. The PIK Preferred Stock is subject to redemption at the option of the Company at any time, at 115.00% of liquidation preference prior to August 1, 2003, at 107.50% of liquidation preference from August 1, 2003 to July 31, 2004, at 105.00% of liquidation preference from August 1, 2004 to July 31, 2005, at 102.50% of liquidation preference from August 1, 2005 to July 31, 2006, and at 100.00% of liquidation preference thereafter.

     The PIK Preferred Stock is non-voting and is mandatorily redeemable on August 1, 2010.

     On January 31, 1999, the Company accreted $2.5 million toward the payment of dividends on the PIK Preferred Stock.


(12) Pension Plans and Post-retirement Benefits

     Pension Plans

     The Company has defined benefit pension plans covering certain of its employees. The benefits under these plans are based primarily on employees' years of service and compensation near retirement. The Company's funding policy is consistent with the funding requirements of Federal laws and regulations. Plan assets consist principally of equity investments, government and corporate debt securities and real estate investments. The Company also contributes to various multi-employer plans sponsored by bargaining units for its union employees.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     A summary of the plans' funded status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):



                                                                  1998                           1997
                                                      ---------------------------      ---------------------------
                                                        Assets        Accumulated        Assets        Accumulated
                                                        Exceed          Benefits         Exceed          Benefits
                                                      Accumulated        Exceed        Accumulated        Exceed
                                                        Benefits          Assets          Benefits         Assets
                                                        --------          ------          --------         ------
       Change in benefit obligation:

       Benefit obligation at beginning of
         year                                          $ 67,312          23,564           66,824          12,979
       Service cost                                       2,241             808            1,967             352
       Interest cost                                      4,562           1,655            4,743             895
       Amendments                                             -               -                -             475
       Actuarial (gain) loss                               (658)          1,904           10,412           1,563
       Benefits paid                                     (7,141)         (1,362)          (8,464)           (870)
                                                         ------          ------           ------          ------
      Benefit obligation at end of year                $ 66,316          26,569           75,482          15,394
                                                         ------          ------           ------          ------
       Change in plan assets:

       Fair value of plan assets at beginning
        of year                                        $ 78,440          19,535           82,046           9,718
       Actual return on assets                            3,274             786           13,091           1,597
       Employer contribution                                 77             781              215             641
       Benefits paid                                     (7,141)         (1,362)          (8,464)           (870)
                                                         ------          ------           ------          ------
      Fair value of plan assets at end of year           74,650          19,740           86,888          11,086
                                                         ------          ------           ------          ------
       Funded status                                      8,334          (6,829)          11,406         (4,308)
       Unrecognized net actuarial (gain) loss           (10,299)          2,131          (13,073)          (414)
       Unrecognized prior service cost                   (1,136)          1,738           (1,188)         2,054
                                                         ------          ------           ------          ------
      Accrued benefit cost                             $ (3,101)         (2,960)          (2,855)        (2,668)
                                                        =======          ======           ======         ======
      Amounts recognized in the statement of
      financial position consist of:
      Accrued benefit liability                        $ (3,101)         (5,736)          (2,855)        (3,674)
      Intangible asset                                        -             971                -          1,006
      Accumulated other comprehensive
      income                                                  -           1,805                -              -
                                                         ------          ------           ------          ------
      Net amount recognized                            $ (3,101)         (2,960)          (2,855)        (2,668)
                                                        =======          ======           ======          =====

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     The components of pension cost follow (in thousands):



                                                                              1998         1997         1996
          Service cost                                                      $  3,049       2,320        2,162
          Interest cost                                                        6,217       5,639        5,745
          Actual return on assets                                             (8,135)     (6,826)      (6,564)
          Net amortization and deferral                                          263          86           97
          Recognized net actuarial loss (gain)                                     2        (208)        (142)
                                                                             -------       -----       ------
          Net pension cost                                                  $  1,396       1,011        1,298
                                                                             =======       =====        =====

     In addition, the Company recognized pension costs of $740,000 in 1998, $597,000 in 1997 and $880,000 in 1996 related to contributions to multi-employer plans.

     The assumptions used in accounting for the pension plans as of December 31 follow:

                                                                   1998            1997
                                                                   ----            ----
          Discount rates                                           7.00%           7.25%
          Rates of increase in compensation levels                 4.50%           4.50%
          Expected long-term rate of return on assets              9.00%           9.00%

     In addition to the defined benefit plans described above, the Company sponsors a qualified defined contribution 401(k) plan, which covers substantially all non-union employees of the Company and its subsidiaries, and which covers union employees at one of the Company's subsidiaries. The Company matches 50% of non-union participants' voluntary contributions up to a maximum of 3% of the participant's compensation. The Company's expense was approximately $821,000 in 1998, $819,000 in 1997 and $738,000 in 1996.

     Post-retirement benefits, other than pensions

     The Company maintains nine post-retirement health care and life insurance benefit plans, four of which cover approximately 500 present retirees (the "Retiree Plans") and five of which cover certain retirees and current employees of four operating units (the "Open Plans"). The Company pays benefits under the plans when due and does not fund its plan obligations as they accrue. The Company's accrued post-retirement benefit cost is attributable to the Retiree Plans and one of the Open Plans, in which approximately 100 retirees and 300 current employees were participants. It has been assumed that plan participant contributions, if any, under these five plans will increase as a result of increases in medical costs. The other Open Plans have been, and are assumed will continue to be, fully self-funded by their participants.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The components of net periodic post-retirement benefit cost follow (in thousands):


                                                              1998            1997            1996
                                                              ----            ----            ----
          Service cost                                     $  384               400            492
          Interest cost                                     1,104             1,099          1,154
          Amortization of prior service cost                 (352)             (352)          (274)
          Recognized net actuarial gain                       (45)              (85)           (91)
                                                           ------             -----          -----
                                                           $1,091             1,062          1,281
                                                           ======             =====          =====



     A summary of the plans' status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

          Change in benefit obligation:                           1998           1997
                                                                  ----           ----
          Benefit obligation at beginning of year             $ 16,848          14,570
          Service cost                                             384             400
          Interest cost                                          1,104           1,099
          Actuarial gain (loss)                                   (620)          1,762
          Benefits paid                                         (1,019)           (983)
                                                                ------          ------

               Benefit obligation at end of year                16,697          16,848
                                                                ------          ------

          Funded status                                        (16,697)        (16,848)
          Unrecognized net actuarial gain                       (1,493)           (918)
          Unrecognized prior service cost                       (4,073)         (4,425)
                                                               -------         -------
                   Accrued benefit cost                       $(22,263)        (22,191)
                                                               =======         =======

     At December 31, 1998 and 1997, the weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 7.00% and 7.25%, respectively. The recorded healthcare cost trend rate assumed in measuring the accumulated post-retirement benefit obligation was 7.5% in 1999, declining to an ultimate rate of 4.5% in 2011 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates in 1998 would have the following effects:


                                                                                 1-Percentage       1-Percentage
                                                                               Point Increase     Point Decrease
                                                                               --------------     --------------
       Effect on total of service and interest cost components                     $  255             (250)
       Effect on post-retirement benefit obligation                                 3,264           (2,025)

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13) Stock-Based Compensation Plans

     In connection with the Mergers, the Company adopted on August 17, 1998, the following plans: the Equity Unit Plan, Direct Investment Program, and the Stock Option Plan. Following is a description of each respective plan.

     Equity Unit Plan

     The Equity Unit Plan allowed members of management of the Company to purchase Equity Units, which are considered share equivalents of Holdings stock. The purchase price per unit was $45.00. Participants were allowed to use either deferred compensation or the deferral of future compensation to satisfy the purchase price of the units. The value of the units is determined under an Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") formula or by market-related value if the actual common shares of Holdings are listed or quoted for trading on a national exchange or NASDAQ and the aggregate market value held by non-affiliates is $25,0000,000 or greater. The total number of units available for purchase under this plan is 88,194. As of December 31, 1998 the number of units actually purchased was 77,457. Upon the occurrence of a Significant Event, (as defined in the Equity Unit Plan), the Company is obligated to pay the participant, at the Company's discretion in cash, common shares, or a combination of both, the value of any units purchased less any purchase price that has not been paid. If the value of the units is less than the amount of remaining purchase price the participant is obligated to satisfy the difference or the Company has the right to offset any amounts owed the participant against the remaining purchase price.

     Direct Investment Program

     The Direct Investment Program allowed members of management of the Company to purchase actual Holdings shares of common stock at a price of $45.00 per share. There are certain restrictions on the sale or transfer of these shares upon the occurrence of a Significant Event such as termination, future recapitalization or other defined situations. The total number of shares available for purchase by management was 22,916 shares, with 22,361 shares actually purchased and outstanding as of December 31, 1998.

     Stock Options

     The Insilco Holding Co. Stock Option Plan provides for the issuance of no more than 200,000 shares of Holdings common stock to eligible employees of the Company. As of December 31, 1998, the Company has 200,000 shares available for future awards under the plan.

     Prior to the Mergers, the Company had the 1993 Long-term Incentive Plan, as amended, and the 1993 Nonemployee Director Stock Incentive Plan which provided for the issuance of no more than 2,000,000 and 360,000, respectively, shares of common stock to eligible employees and nonemployee directors. In connection with the Mergers, each of the 607,751 outstanding options whether or not vested was canceled and in lieu thereof, each holder of an option received a cash payment in an amount equal to the excess, if any, of $45.00 over the exercise price of the option multiplied the number of shares subject to the option, less applicable withholding taxes.

     Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", companies can either record expense based on the fair value of stock-based

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     compensation upon issuance or elect to remain under the "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain conditions are met. The Company is continuing to account for its stock-based compensation under APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options granted in 1998, 1997 and 1996 under SFAS 123, the Company's net income and earnings per share would have approximated the pro forma amounts below:


                                                              1998         1997      1996
                                                              ----         ----      ----
     Net income (loss)
     available to common               As reported         $ (20,075)     81,644     39,053
                                         Pro forma           (20,118)     81,069     38,748

     Basic earnings per share
     available to common               As reported             (6.35)      11.34       4.10
                                         Pro forma             (6.36)      11.26       4.07

     Diluted earnings per share
     available to common               As reported             (6.35)      11.12      3.95
                                         Pro forma             (6.36)      11.06      3.92


     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated.

     A summary of the options granted follows:

                                                                               Weighted
                                                               Number of        Average
                                                                 Shares          Price
                                                                 ------          -----
     Options outstanding December 31, 1995                     1,064,003        $22.07
              Granted                                            102,900         34.82
              Forfeited                                         (36,670)         26.69
              Exercised                                         (59,668)         17.95
                                                               ---------

     Options outstanding December 31, 1996                     1,070,565         23.36
              Granted                                            151,500         36.87
              Forfeited                                         (30,938)         24.79
              Exercised                                        (450,860)         18.27
                                                               ---------

     Options outstanding December 31, 1997                       740,267         29.17

              Granted                                             15,500         33.02
              Forfeited                                         (39,067)         35.17
              Exercised                                        (108,949)         24.07
              Cancelled at Merger Date                         (607,751)         30.04
                                                               ---------
     Options outstanding December 31, 1998                            -
                                                               =========
     Options exercisable at December 31:
              1996                                               682,681         21.45
              1997                                               421,033         27.18
              1998                                                     -             -

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $12.84, $13.87 and $19.20, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 expected dividend yield 0.0%, risk-free interest rate of 5.18%, and an expected life of 4.00 years.

(14) Income Tax Expense

     The components of total income tax expense (benefit) follow (in thousands):


   Total income taxes:                          1998             1997            1996
                                                ----             ----            ----
   From continuing operations before
   extraordinary item:
      Current:
      Federal                               $    206               588             563
      State and local                             20               515             745
      Foreign                                    336               622             297
                                              ------            ------          ------
                                                 562             1,725           1,605
                                              ------            ------          ------
      Deferred:
      Federal                                 (1,605)           10,203          10,033
      State and local                           (430)              988             882
      Foreign                                    220               488             752
                                              ------            ------          ------
                                              (1,815)           11,679          11,667
                                              ------            ------          ------
      Total from continuing operations
      before extraordinary item               (1,253)           13,404          13,272
   Discontinued operations                         -            38,250            (462)
   Extraordinary item                         (3,958)             (465)              -
   Stockholders' equity                         (941)           (3,277)           (402)
                                              ------            ------          ------
   Total income taxes                      $  (6,152)           47,912          12,408
                                              ======            ======          ======


     The significant components of deferred income tax expense (benefit) attributable to income from continuing operations follow (in thousands):


                                                                               1998             1997            1996
                                                                               ----             ----            ----
     Deferred tax expense (benefit) exclusive of the
     effects of other components                                            $ (1,841)           11,679          12,093
     Changes in the valuation allowance for deferred
     tax assets allocated to income tax expense                                   26                 -            (426)
                                                                              ------            ------          ------
                                                                            $ (1,815)           11,679          11,667
                                                                              =======           ======          ======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Pretax income (loss) from continuing operations by domestic and foreign sources follows (in thousands):

                                                       1998              1997            1996
                                                       ----              ----            ----
      Domestic                                      $(17,596)           33,577          34,606
      Foreign                                          4,200             3,241           3,879
                                                     -------            ------          ------
                                                    $(13,396)           36,818          38,485
                                                     =======            ======          ======

     Income tax expense (benefit) attributable to income from continuing operations differs from the amount computed by applying the Federal statutory rate to pretax income due to the following (in thousands):


                                                                               1998             1997            1996
                                                                               ----             ----            ----
          Computed statutory tax expense                                   $ (4,688)           12,886          13,470
          State and local taxes                                                (410)            1,323           1,422
          Equity in earnings of affiliates                                     (798)             (733)           (818)
          Merger fees                                                         4,039                 -               -
          Foreign tax rate differential                                         535              (373)           (296)
          Other, net                                                             43               301             (80)
          Valuation allowance                                                    26                 -            (426)
                                                                           --------            ------          ------
              Income tax expense (benefit)                                 $ (1,253)           13,404          13,272
                                                                           ========            ======          ======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in thousands):

                                                                            1998             1997
                                                                            ----             ----
          Deferred tax assets:
                   Net operating loss carryforwards                     $    24,728     $     9,526
                   Accrued liabilities                                       13,212          13,882
                   Pension and other post-retirement benefits                11,426          11,026
                   Tax credits                                                9,639           8,877
                   Other                                                        650             215
                                                                             ------          ------
                   Total gross deferred tax assets                           59,655          43,526
                        Less valuation allowance                            (36,506)        (29,870)
                                                                             ------          ------
                                                                             23,149          13,656
          Deferred tax liabilities:
                   Plant and equipment                                      (14,364)        (11,472)
                   Other                                                       (740)           (853)
                                                                             ------          ------
                      Total gross deferred tax liabilities                  (15,104)        (12,325)
                                                                            -------          ------
                        Net deferred tax asset                          $     8,045     $     1,331
                                                                            =======         =======

     The net reduction in the valuation allowance for deferred tax assets for the year ended December 31, 1997 was $4,246,000. Recognition, if any, of tax benefits subsequent to December 31, 1998 relating to unrecognized deferred tax assets are expected to be allocated to the consolidated statements of operations and additional paid-in capital in the amounts of $20,931,000 and

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     $15,575,000, respectively. At December 31, 1998, the Company had Federal net operating loss carryforwards of approximately $52,852,000 which begin to expire in 2007.

     In order to fully realize the net deferred tax assets recognized, the Company will need to generate future taxable income. Combined cumulative taxable income, before utilization of net operating loss carryforwards for 1996 and 1997 approximated $45 million. Based upon an evaluation of historical and projected future taxable income, the Company believes it is more likely than not that it will generate sufficient future taxable income to realize its net deferred tax asset of $8,045,000 at December 31, 1998. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

     The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. The IRS is presently examining the consolidated Federal income tax returns for tax years 1991 through 1996. Management believes that the ultimate outcome of this examination will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(15) Severance and Write-downs

     In 1998, the Company incurred charges for severance expenses totaling $2,342,000 related to workforce reductions and write-downs of $200,000 related to lease cancellations.

(16) Other Income

     Other income for 1996 included a favorable adjustment of $2,200,000 related to the Company's environmental liabilities following completion of a site clean-up for an amount less than previously estimated.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17) Earnings per share

     The components of basic and diluted earnings per share were as follows:

                                                                   1998               1997            1996
                                                                   ----               ----            ----
Net income (loss)                                              $    (18,031)           81,644          39,053
Preferred stock dividends                                            (2,044)                -               -
                                                               ------------         ---------       ---------
  Net income (loss) available for common stockholders          $    (20,075)           81,644          39,053
                                                               ------------         ---------       ---------
Average outstanding shares of common stock                        3,160,967         7,200,103       9,517,123
Dilutive effect of stock options                                          -           144,942         374,508
                                                               ------------         ---------       ---------
  Common stock and common stock equivalents                       3,160,967         7,345,045       9,891,631
                                                               ============         =========       =========
Earnings (loss) per share:
   Basic                                                       $      (6.35)            11.34            4.10
                                                               ============         =========       =========
   Diluted                                                     $      (6.35)            11.12            3.95
                                                               ============         =========       =========


(18) Related Party Transactions

     As of December 31, 1998, the Company had a dividend receivable of $2,850,000 from its Thermalex Joint Venture and a receivable from DLJSC of $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which are included in Receivables from Related Parties.

     In connection with the sale of the 12% Notes, the Company paid $3,600,000 in underwriting fees to DLJSC. In addition, the Company paid DLJSC fees of approximately $3,181,000 for services as Lead Arranger and Syndication Agent in connection with the Company's amended and restated Bank Credit Agreement. In connection with the Mergers, Donaldson Lufkin & Jenrette Capital Funding received $1,750,000 in fees from the Company to provide a backstop credit facility and the Company reimbursed DLJSC approximately $184,000 for expenses.

     The Company paid DLJSC an advisory fee of $3,500,000 in connection with the Mergers. The Company also paid an underwriting fee of approximately $2,457,000 to DLJSC for the sale and distribution of the 14% Senior Discount Notes and a fee of $1,100,000 to DLJ Bridge Finance, Inc. to secure a bridge loan facility to backstop the issuance of the Discount Notes.

     Prior to the Mergers in 1998, Water Street Corporate Recovery Fund I, L.P. ("Water Street"), an affiliate of Goldman, Sachs & Co. ("Goldman Sachs"), beneficially owned approximately 45% (62% prior to the Share Repurchase) of the Company's common stock. Neither Holdings nor the Company is aware of any transaction or of any currently proposed transaction in which Goldman Sachs has any material direct or indirect interest as a result of its ownership position in the Company,

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     except as follows:

     Goldman Sachs advised the Company in connection with the Mergers and received a fee of $2.0 million upon the consummation of the Mergers. In the Mergers, Water Street received approximately $81.0 million and retained 62,962 shares of Holdings. Holdings entered into a Registration Rights Agreement with Water Street in which Water Street has certain registration rights with respect to such 62,962 shares.

     During 1997, the Company paid Goldman Sachs $1,996,000 in investment banking fees and expenses related to the sale of the Rolodex Business, $2,042,000 of fees in connection with the refinancing and issuance of the Notes and $204,000 for services rendered in connection with the Share Repurchase. During 1997, the Company paid Goldman Sachs $3,094,000 in underwriting fees related to the issuance of the 10 1/4% Notes.

     As discussed in Note 7, the Company entered into the 1997 Bank Credit Agreement and Goldman Sachs Credit Partners L.P., an affiliate of Goldman Sachs, had an initial participating interest of $66,667,000. Goldman Sachs Credit Partners L.P. received $583,000 from the agent bank for its portion of the arrangement fee paid by the Company in 1997.

     During 1996, the Company paid Goldman Sachs $1,000,000 in transaction fees in connection with the purchase of Lingemann (See Note 1). In connection with such services, the Company provided for the indemnification of Goldman Sachs against various liabilities, including liabilities under the Federal securities laws.

(19) Commitments and Contingencies

     Rental expense for operating leases totaled $4,625,000, $4,283,000 and $3,291,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These leases primarily relate to production facilities. Rental income received for subleases for operating leases totaled, $260,000 in 1998, $248,000 in 1997 and none in 1996.

     Future minimum lease payments under contractually noncancellable operating leases (with initial lease terms in excess of one year) for years subsequent to December 31, 1998 are as follows: 1999, $4,409,000; 2000, $3,785,000; 2001, $2,746,000; 2002, $1,920,000; 2003, $1,319,000; and
     thereafter, $1,675,000. Future minimum rental income to be received under noncancellable subleases for years subsequent to December 31, 1998 are as follows: 1999, $260,000; 2000, $260,000; 2001, $260,000; 2002, $22,000; and
     thereafter, none.

     The Company is implicated in various claims and legal actions arising in the ordinary course of business. Those claims or liabilities not subject to Bankruptcy Court litigation will be addressed in the ordinary course of business and be paid in cash as expenses are incurred.

     In the opinion of management, the ultimate disposition of the matters discussed above will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(20) Segment Data

     Description of Segments

     The Company provides a broad spectrum of products through three business segments: automotive components, technologies related components, and specialty publishing.

     The Company's Automotive Components Segment provides products and services to automotive OEMs and suppliers. These products include heat-transfer products and related tubing, clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts used by automotive manufacturers and suppliers, railroad locomotive and other heavy industrial equipment manufacturers and suppliers. Revenues from one of the "Big 3" domestic automobile manufacturers accounted for approximately 23%, 28%, and 29% of the Company's Automotive Component Segment revenues for 1998, 1997, and 1996, respectively.

     Through its Technologies Segment, the Company provides a broad range of telecommunication and electrical component products and services to the computer networking, telephone digital switching, main frame computer, automotive and medical equipment markets. The products include high-speed data connectors and systems, off-the-shelf and custom power transformers, precision stampings and wire-formed parts, and custom cable and wire assemblies used by computer networking, telecommunications, computer, automotive and medical equipment OEMs and suppliers. Two telecommunications OEMs directly or indirectly accounted for approximately 24%, 26%, and 24% of the Company's Technologies Segment revenues for 1998, 1997, and 1996, respectively.

     The Specialty Publishing Segment provides student yearbooks and other specialty publishing services through the Company's wholly owned subsidiary, Taylor Publishing Company ("Taylor"). Taylor is primarily engaged in the contract design and printing of student yearbooks, which accounted for approximately 88% of its annual revenues. Taylor markets its yearbook services through commissioned independent sales representatives.

     The Company has included in its Other Segment two operating units that fall below the quantitative reporting thresholds and do not meet all the criteria for aggregation with the Company's reportable segments. These operations are a manufacturer of high speed welded tube mills and other machinery and equipment for automotive suppliers and OEMs and a welded stainless steel tubing manufacturer that provides tubing and tubing products to distributors, recreational marine and transportation markets.

     Measurement of Segment Profit or Loss and Segment Assets

     The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before certain severance costs and write-downs, other income or expense, interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note 2, "Significant Accounting Policies." The Company has intra-segment sales and transfers, which are recorded at cost or, if agreed upon, a price comparable to unaffiliated customer sales. These intra-segment sales and related profits are eliminated in consolidation and are not presented in the segment disclosure. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, deferred financing fees and deferred tax assets.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Factors Used to Identify the Enterprise's Reportable Segments

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. Reportable segments were determined by using a management approach and are consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

     Operations within segments have been aggregated on the basis of similar economic characteristics, products or services, purposes or end uses, production processes, geographic marketing areas and methods, distribution methods, and regulatory environments. Due to the diverse nature of the Company's products, consideration has been given to ensure that the aggregation of the Company's operations helps users better understand the Company's performance and assess its future cash flows.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Summary financial information by business segment is as follows (in thousands):

                                                                                   Year Ended December 31,
                                                                            -------------------------------------
      Net Sales:                                                              1998          1997            1996
                                                                              ----          ----            ----
               Automotive Components                                       $ 213,365       193,839        169,280
               Technologies                                                  189,781       198,941        183,663
               Specialty Publishing                                          101,325        98,222         99,020
               Other                                                          31,158        37,231         40,442
                                                                             -------        ------         ------
                                                                           $ 535,629       528,233        492,405
                                                                             =======       =======        =======
      Operating income:

               Automotive Components                                       $  23,015        21,859         21,722
               Technologies                                                   21,169        26,734         27,604
               Specialty Publishing                                            4,945         7,299          5,136
               Other                                                           1,290         4,748          5,175
               Unallocated amounts:
                        Corporate expenses                                    (7,752)       (9,138)        (9,704)
                        Significant legal expenses                            (1,954)         (400)             -
                        Severance and write-downs                             (2,542)            -         (1,500)
                        Merger fees                                          (25,529)            -              -
                                                                             -------        ------         ------
                                 Total operating income                       12,642        51,102         48,433

               Interest expense                                              (32,894)      (20,562)       (18,378)
               Interest income                                                   979         2,837            724
               Equity in net income of Thermalex                               2,850         2,647          2,922
               Other income, net                                               3,027           794          4,784
                                                                             -------        ------         ------
                        Income (loss) from continuing
                         operations before income taxes
                         and extraordinary item                            $ (13,396)       36,818         38,485
                                                                             =======       =======        =======
      Depreciation and amortization expense:

               Automotive Components                                       $   8,508         8,104          5,883
               Technologies                                                    7,216         6,159          5,531
               Specialty Publishing                                            3,319         2,930          2,786
               Other                                                           1,044         1,095          1,073
               Corporate                                                          72            89             84
                                                                             -------        ------         ------
                        Total                                              $  20,159        18,377         15,357
                                                                             =======       =======        =======
      Capital expenditures:

               Automotive Components                                       $   9,132        10,531          6,747
               Technologies                                                    7,926         8,166          9,597
               Specialty Publishing                                            2,197         3,161          2,876
               Other                                                             850         1,663            700
               Corporate                                                          50            62             89
                                                                             -------        ------         ------
                        Total                                              $  20,155        23,583         20,009
                                                                             =======       =======        =======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     A summary of identifiable assets by segment at December 31 follows (in thousands):

                                                                              1998          1997
                                                                              ----          ----
               Automotive Components                                       $ 135,525       117,602
               Technologies                                                   96,742        87,252
               Specialty Publishing                                           42,073        42,767
               Other                                                          17,342        27,245
               Corporate                                                      35,592        27,807
                                                                              ------       -------

                                 Total                                     $ 327,274       302,673
                                                                             =======       =======

     A summary of long-lived assets by geographic region is as follows (in thousands):

                                                                                1998          1997
                                                                                ----          ----
               United States                                               $ 113,293       113,322
               Germany                                                        15,029        14,057
                                                                             -------       -------
                                 Total                                     $ 128,322       127,379
                                                                             =======       =======

     Summary of export sales by geographic region is as follows (in thousands):

                                                                               1998          1997            1996
                                                                               ----          ----            ----
      Europe                                                               $  22,838        21,193         20,584
      Asia                                                                     8,829        14,007         16,708
      Canada                                                                   7,692         9,758          7,752
      Mexico                                                                   3,005         4,292          6,660
      Other                                                                    4,335         6,155          6,449
                                                                              ------        ------         ------
                                 Total                                     $  46,699        55,405         58,153
                                                                             =======        ======         ======

     Net sales are attributed to countries based on the location of customers.

     Major Customers

     Revenues from one of the "Big 3" domestic automobile manufacturers accounted for approximately 9%, 10%, and 10% of the Company's consolidated revenues for 1998, 1997, and 1996, respectively.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(21) Quarterly Financial Information (unaudited)

     A summary of quarterly financial information follows (in thousands):

                 1998
                 ----
                                                      Dec. 31(1)         Sept. 30(2)        June 30(3)         March 31
                                                      ----------         -----------        ----------         --------
      Sales                                            $   113,241          135,065           170,018          117,305
      Gross profit                                          25,252           32,873            49,644           28,318

      Income (loss) before extraordinary item               (2,135)         (17,222)            4,433            2,781
      Extraordinary item                                    (5,888)               -                 -                -
                                                            ------          -------             -----            -----
      Net income (loss)                                $    (8,023)         (17,222)            4,433            2,781
                                                            ======          =======             =====            =====


                 1997
                 ----
                                                          Dec. 31         Sept. 30(4)         June 30        March 31(5)
                                                          -------         -----------         -------        -----------
      Sales                                            $   120,624          131,394           169,671          106,544
      Gross profit                                          29,508           34,269            52,170           26,011

      Income from continuing
       operations before extraordinary item                  3,531            4,315            11,207            4,361
      Discontinued operations                                    -                -                 -           58,958
      Extraordinary item                                         -             (728)                -                -
                                                            ------          -------            ------           ------
      Net income                                       $     3,531            3,587            11,207           63,319
                                                            ======          =======            ======           ======

     (1) Includes a pretax extraordinary loss of $ 9,846,000 related to the extinguishment of debt.

     (2)  Includes $19,549,000 of expenses related to the Mergers (See Note 1).

     (3)  Includes $1,341,000 of expenses related to the Mergers (See Note 1).

     (4) Includes a pretax extraordinary loss of $1,193,000 related to the extinguishment of debt (See Note 7).

     (5) Includes a pretax gain on the sale of the Rolodex Business totaling $95,001,000.

(22) Pro Forma Results of Operations (unaudited)

     Set forth below is certain unaudited pro forma condensed consolidated financial information of the Company based upon historical consolidated financial statements of the Company that has been adjusted to give effect to the Refinancing (as defined below), the Mergers, including the Merger Financing and application of the proceeds thereof (See Note 1). In addition, the operating results for 1997 have been adjusted to give effect to the 1997 Transactions. A summary of these adjustments follows.

     The Refinancing includes the following transactions: (i) the issuance of the 12% Notes which generated gross proceeds to the Company of approximately $120.0 million; (ii) the repurchase of the 10 1/4% Notes at a purchase price of 101% of principal amount plus accrued and unpaid interest; (iii) the execution and delivery of the New Credit Facility and borrowings thereunder to refinance the 1997 Credit Facility and to purchase the 10 1/4% Notes at a purchase price of 101% of principal amount plus accrued and unpaid interest; (iv) payment of fees and expenses in connection with the

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     offering of the Notes, the New Credit Facilities and the purchase of the 10 1/4% Notes.

     The Reorganization Merger was accounted for as a reorganization of entities under common control, and had no impact on the historical basis of the assets or liabilities of the Company. The Merger was accounted for as a recapitalization and had no impact on the historical basis of the assets or liabilities of the Company.

     The Mergers included the following transactions: (i) the issuance of the Holdings Senior Discount Notes which generated gross proceeds of approximately $70.2 million, and new borrowings under the Company's 1997 Credit Facility of approximately $43.1 million, of which $26.8 million was paid as a dividend from Insilco to Holdings to fund a portion of the Merger Consideration; (ii) the initial capitalization of Silkworm through the issuance of 1,245,138 shares of Silkworm common stock for $56.1 million and the issuance of 1,400,000 shares of PIK Preferred Stock and warrants to purchase 65,603 shares of Holdings Common Stock for aggregate consideration of $35.0 million; (iii) payment of the Merger Consideration for each share of the Company's common stock outstanding immediately prior to the Mergers (4,145,372 shares) consisting of $43.48 in cash and 0.03378 of a share of Holdings; (iv) payment of fees and expenses associated with the issuance of the Holdings Senior Discount Notes, the waiver of certain Events of Default under the Existing Credit Facility, and the Mergers; and (v) vesting of all outstanding options and payment of the Option Cash Proceeds (and applicable withholding taxes) and payments pursuant to employment related agreements.

     The 1997 Transactions consisted of the following: (i) the Company entered into the 1997 Credit Facility on July 3, 1997; (ii) on August 12, 1997, the Company issued $150 million aggregate principal amount of the 10 1/4% Notes; (iii) on July 10, 1997, the Company, using the proceeds of its sale of the Rolodex Business, purchased an aggregate of 2,857,142 shares for $110 million; and (iv) on August 12, 1997, the Company completed a tender offer pursuant to which it purchased an additional 2,857,142 shares of common stock for $110 million. The purchase of shares of common stock of the Company in the tender offer was paid for with proceeds received through the issuance by the Company of the 10 1/4% Notes.

     The unaudited pro forma condensed consolidated income statements have been prepared as if the Refinancing, the Mergers and the 1997 Transactions all occurred on January 1 of the relevant period; however, the expenses directly related to the aforementioned transactions (other than interest expense) are excluded from the unaudited pro forma condensed consolidated income statements. The Unaudited Pro Forma Condensed Consolidated Financial Data are based on certain assumptions and estimates, and therefore do not purport to be indicative of the results that would have been obtained had the transactions been completed as of such dates or indicative of future results of operations and financial position.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Unaudited Pro Forma Condensed Consolidated Statement of Income
                          Year Ended December 31, 1998
                      (In thousands, except per share data)


                                                                             Merger       Refinancing
                                                            Historical    Adjustments     Adjustments       Pro Forma
                                                            ----------    -----------     -----------       ---------
Net sales                                                   $ 535,629                                        535,629
Cost of goods sold                                            383,269                                        383,269
Depreciation and amortization                                  20,159                                         20,159
Selling, general and administrative expenses                  119,559     (25,529)(1)                         94,030
                                                              -------      ------            ------          -------
  Operating income                                             12,642      25,529                 -           38,171


Interest expense                                              (32,894)     (8,752)(2)        (4,167)(3)      (45,813)
Interest income                                                   979                                            979
Equity in net income of Thermalex                               2,850                                          2,850
Other income, net                                               3,027                                          3,027
                                                              -------      ------            ------          -------
  Income (loss) from continuing operations
  before income taxes and extraordinary item                  (13,396)     16,777            (4,167)            (786)

Income tax benefit (expense)                                    1,253      (6,710)(1)
                                                                            3,744(4)          1,604(4)          (109)
                                                              -------      ------            ------          -------
  Income (loss) from continuing
  operations before extraordinary item                      $ (12,143)     13,811            (2,563)            (895)

Preferred stock dividend                                       (2,044)     (3,651)                -           (5,695)
                                                              -------      ------            ------          -------

  Income (loss) to common from continuing
  operations before extraordinary item                      $ (14,187)     10,160            (2,563)          (6,590)
                                                              =======      ======            ======           ======

Earnings (loss) from continuing operations per share
Basic                                                        $  (4.49)                                         (4.16)
Basic shares                                                    3,161                                          1,583
Diluted                                                      $  (4.49)                                         (4.16)
Diluted shares                                                  3,161                                          1,583

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Unaudited Pro Forma Condensed Consolidated Statement of Income
                          Year Ended December 31, 1997
                      (In thousands, except per share data)


                                                              1997               Merger          Refinancing
                                             Historical    Transactions       Adjustments        Adjustments     Pro Forma
                                             ----------    ------------       -----------        -----------     ---------
Net sales                                     $528,233                                                             528,233
Cost of goods sold                             370,845                                                             370,845
Depreciation and amortization                   18,377                                                              18,377
Selling, general and administrative
expenses                                        87,909                                                              87,909
                                                ------      ------              ------            ------             -----

         Operating income                       51,102                               -                 -            51,102

Interest expense                               (20,562)     (8,879)(5)         (13,621)(2)        (4,683)(3)       (47,745)
Interest income                                  2,837      (2,091)(5)                                                 746
Equity in net income of Thermalex                2,647                                                               2,647
Other income, net                                  794                                                                 794
                                                ------      ------              ------            ------             -----
  Income (loss) from continuing
  operations before income taxes                36,818     (10,970)            (13,621)           (4,683)            7,544


Income tax expense                             (13,404)      4,223(5)            4,181(4)          1,803(4)         (3,197)
                                                ------      ------              ------             ------            -----


  Income (loss) from
  continuing operations                        23,414      (6,747)              (9,440)           (2,880)            4,347


Preferred stock dividend                             -           -              (5,695)                -            (5,695)
                                                ------      ------              ------            ------             -----
  Income (loss) to common from
  continuing operations before
  extraordinary item                          $ 23,414      (6,747)            (15,135)           (2,880)           (1,348)
                                              ========      ======             =======             =====            ======

Earnings (loss) from continuing
operations per share
         Basic                                $   3.25                                                               (0.85)
         Basic shares                            7,200                                                               1,583
         Diluted                              $   3.19                                                               (0.85)
         Diluted shares                          7,345                                                               1,583


                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The Notes to the Unaudited Pro Forma Condensed Consolidated Statements of Income follow:

     (1) To exclude nonrecurring Merger expenses and the related income tax effect recorded in the year ended December 31, 1998.

     (2) To record the incremental interest expense for the years ended December 31 1997 and 1998 as follows: (i) $3.1 million and $2.0 million, respectively, increase in interest expense associated with the Company $43.1 million incremental borrowings under the 1997 Credit Facility in connection with the Merger, (ii) $10.2 million and $6.5 million, respectively, in increased interest expense associated with the 14% Discount Notes issued at Holdings to finance the Merger and
          (iii) amortization of Holdings debt issuance costs over the 10 year term of the 14% Discount notes under the effective interest method.

     (3) To record the net increase in interest expense for the years ended December 31, 1997 and 1998 as follows: (i) $1.8 million and $1.8 million, respectively, increase in interest expense associated with the increase in LIBOR spreads from 125 basis points ("bps") under the 1997 Credit Facility to a spread of 375 bps for the Term Loan Facility under the New Credit Facility and to a spread of 300 bps for the Revolving Credit Facility and based on an assumed LIBOR rate of 4.98% thereunder, (ii) $3.3 million and $2.9 million increase in interest expense related to the additional borrowings under the 1997 Revolving Credit Facility, incurred in connection with the Refinancing, (iii) and $14.4 million and $12.6 increase in interest expense relating to the issuance of the 12% Notes offset by a $15.4 million and $13.6 million reduction in interest expense relating to the repayment of the 10 1/4% Notes and the amortization expense relating to the issuance of the 12% Notes and the New Credit Facility partially offset by a reduction in amortization expense relating to the repurchase of the 10 1/4% Notes and the 1997 Credit Facility.

     (4) To record the tax benefit of the transaction at the statutory rate of each respective entity. Statutory tax rates used to calculate the tax benefit of (i) Insilco Corporation was 38.5% (35.0% federal rate and an estimated 3.5% average state rate) and (ii) Holdings was approximately 28.4%, which is the 35.0% federal tax rate adjusted for the non-deductible portion of accreted interest on the 14% Discount Notes due to excess Original Issue Discount ("OID") over the allowable yield to maturity.

     (5) To record the effect on interest expense and the related income tax effect of (i) the purchase on July 10, 1997 of 2,857,142 shares at $38.50 per share in cash for an aggregate purchase price of $110.0 million, (ii) the entering into of the 1997 Credit Facility on July 3, 1997 and the issuance and sale of $150.0 million aggregate principal amount of the 10 1/4% Notes on August 12, 1997, and (iii) the purchase on August 12, 1997 of 2,857,142 shares at $38.50 per share in cash for an aggregate purchase price of $110.0 million, as if the aforementioned transactions had occurred as of the beginning of the periods presented. Statutory tax rates used to calculate the income tax effect was 38.5% (35.0% federal rate and an estimated 3.5% average state rate).

(23) Subsequent Event

     On January 25, 1999, the Company purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc., collectively referred to as EFI, a precision stamping manufacturer for the battery,

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     electrical, electronic and automotive markets. EFI has operations in Connecticut and Texas.

     The initial purchase price of $23,600,000, including estimated costs incurred directly related to the transaction, has not yet been allocated and is pending appraisals of property, plant and equipment, actuarial valuations of retiree medical benefits, and estimated costs of plans to exit certain EFI activities. The Company expects to have these items quantified within one year of the date of acquisition. The acquisition will be accounted for as a purchase and the Company is currently determining the appropriate period for amortizing any resulting goodwill from this transaction. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

                                 EXHIBIT LISTING


  *2(a)     -   Agreement and Plan of Merger, dated as of March 24, 1998,
                among Insilco, INR Holding Co., and Silkworm Acquisition
                Corporation (Exhibit 10(n) to the Registration Statement on Form
                S-4 (File No. 333-51145) of Insilco).

  *2(b)     -   Amendment No. 1 to the Agreement and Plan of Merger, dated
                June 8, 1998, among Insilco, INR Holding Co. and Silkworm
                Acquisition Corporation (Exhibit 10(r) to the Registration
                Statement on Form S-4 (File No. 333-51145) of Insilco).

  *3(a)     -   Certificate of Incorporation (Exhibit 3.1 to the Current
                Report on Form 8-K filed on August 18, 1998 (File No. 0-24813)).

  *3(b)     -   Bylaws incorporated by reference to Exhibit 3.2 to the Current
                Report on Form 8-K filed on August 18, 1998 (File No. 0-24813).

  *4(a)     -   Investors' Agreement, dated as of August 17, 1998, among
                Insilco Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039)).

  *4(b)     -   Indenture, dated as of November 9, 1998, between Insilco and the Trustee (Exhibit 4(a) to the Form 10-Q filed by Insilco on November 16, 1998 (File No. 0-22098)).

  *4(c)     -   First Supplemental Indenture, dated as of December 21, 1998, between Insilco and the Trustee (Exhibit 4.3 to the Registration
                Statement on Form S-1 (File No. 333-71947) of Insilco).

  *4(d)     -   Warrant Agreement, dated as of August 17, 1998, between Silkworm
                Acquisition Corporation and National City Bank, as Warrant Agent
                (Exhibit 4.1 to the Registration Statement on Form S-1 (File No.
                333-65039)).

  *4(e)     -   Assumption Agreement, dated as of August 17, 1998, between
                Insilco Holding Co. and National City Bank, as Warrant Agent
                (Exhibit 4.2 to the Registration Statement on Form S-1 (File No.
                333-65039)).

  *4(f)     -   Form of Class A Warrant (Exhibit 4.3 to the Registration
                Statement on Form S-1 (File No. 333-65039)).

  *4(g)     -   Certificate of Designation with respect to Pay-in-kind 15%
                Senior Exchangeable Preferred Stock due 2010 (Exhibit 4.4 to the
                Registration Statement on Form S-1 (File No. 333-65039)).

  *4(h)     -   Indenture, dated as of August 17, 1998, between Silkworm
                Acquisition Corporation and the Trustee (Exhibit 4.5 to the
                Registration Statement on Form S-1 (File No. 333- 65039)).

  *4(i)     -   First Supplemental Indenture, dated as of August 17, 1998, between Insilco Holding Co., and the Trustee (Exhibit 4.6 to the
                Registration Statement on Form S-1 (File No. 333-65039)).

 *4(j)      -   Indenture, dated as of August 12, 1997, between Insilco and the Trustee (Exhibit 4(j) to the Registration Statement on Form
                S-4 (File No. 333-36523) of Insilco).

 *4(k)      -   Form of New Note (included in Exhibit 4(j) above) (Exhibit
                4(k) to the Registration Statement on Form S-4 (File No.
                333-36523) of Insilco).

 *4(l)      -   Purchase Agreement, dated as of August 7, 1997, among Insilco and Goldman, Sachs & Co., McDonald & Company Securities, Inc.
                and Citicorp Securities Inc. (the "Initial Purchasers") (Exhibit
                4(l) to the Registration Statement on Form S-4 (File No.
                333-36523) of Insilco).


 *4(m)      -   Exchange and Registration Rights Agreement, dated as of August
                12, 1997, between Insilco and the Initial Purchasers (Exhibit
                4(m) to the Registration Statement on Form S-4 (File No.
                333-36523) of Insilco).

 *4(n)      -   Warrant Agreement dated as of November 9, 1998, between Insilco
                Holding Co. and the Warrant Agent (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-24813)).

 *4(o)      -   Warrant and Registration Rights Agreement, dated as of November
                9, 1998, between Insilco Holding Co. and the Initial Purchaser
                (Exhibit 4(b) to the Form 10-Q for the Quarter Ended September
                30, 1998 (File No. 0-24813)).

 *4(p)      -   Exchange and Registration Rights Agreement, dated as of November
                9, 1998, between Insilco and DLJ (Exhibit 4(b) to the Form 10-Q of Insilco for the Quarter Ended September 30, 1998 (File No.
                0-22098)).

 *4(q)      -   Second Supplemental Indenture, dated as of January 25, 1999 between Insilco and the Trustee.

 *10(a)     -   Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to
                the Registration Statement on Form S-8 (File No. 333-61809)).**

 *10(b)     -   Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the
                Registration Statement on Form S-8 (File No. 333-61809)).**

 *10(c)     -   Insilco Holding Co. and Insilco Corporation Equity Unit Plan
                (Exhibit 4(c) to the Registration Statement on Form S-8 (File
                No. 333-61811)).**

 *10(d)     -   Credit Agreement, among Insilco and a syndicate of banks
                and other financial institutions led by Donaldson, Lufkin &
                Jenrette Securities Corporation, DLJ Capital Funding and
                The First National Bank of Chicago (Exhibit 10.4 to the
                Registration Statement on Form S-1 (File No. 333-71947) of Insilco).

 *10(e)     -   Purchase Agreement, between Insilco Corporation, Insilco Holding
                Co. and Donaldson, Lufkin & Jenrette Securities Corporation
                (Exhibit 10(a) to Form 10-Q filed by Insilco on November 16,
                1998 (File No. 0-22098)).

 *10(f)     -   Employment Agreement dated as of May 1, 1993 between Insilco and Robert L. Smialek, as amended and restated (Exhibit 10(k) to the Form 10/A, Amendment No. 1 to Form 10 (File No. 0-22098) of
                Insilco).**

 *10(g)     -   Form of Indemnification Agreement adopted by Insilco as of
                July 30, 1990, entered into between Insilco and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10
                (File No. 0-22098) of Insilco).

 *10(h)     -   Form for Income Protection Agreement adopted by Insilco as of
                December, 1996, entered into between Insilco and the officers identified in Exhibit 10(g) (Exhibit 10(h) of the Form 10-K of
                Insilco for the Year Ended December 31, 1996 (File No. 0-
                22098)).

 *10(i)     -   Extension Agreement between Insilco and Robert L. Smialek
                dated May 1, 1996 (Exhibit 10(l) to the Form 10-K of Insilco for the year ended December 31, 1997 (File No. 0-22098)).

 *10(j)     -   Second Extension Agreement between Insilco and Robert L.
                Smialek dated September 25, 1997 (Exhibit 10(m) to the Form 10-K of Insilco for the Year Ended December 31, 1997 (File No.
                0-22098)).**

 *21        -   Subsidiaries of Insilco Holding Co. (Exhibit 21 to the
                Registration Statement on Form S-1 (File No. 333-65039)).

  23(a)     -   Consent of KPMG LLP.

  24        -   Power of Attorney of officers and directors of Insilco Holding
                Co. appearing on the signature page hereof.

 *25(a)     -   Statement of Eligibility and Qualification Under the Trust
                Indenture Act of 1939 (T-1) of The Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form
                S-4 (File No. 333-36523) of Insilco).

 *25(b)     -   Statement of Eligibility of Star Bank, N.A. on Form T-1
                (Exhibit 25.1 to the Registration Statement on Form S-1 (File
                No. 333-65039)).

  27        -   Financial Data Schedule.

  99(a)     -   Schedule II - Valuation and Qualifying Accounts.

* Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.