Form 10-K405/A
period 1998-12-31
INSILCO HOLDING CO
filed 1999-04-30
CIK 1068049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A NO. 1

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) FOR THE
                         SECURITIES EXCHANGE ACT OF 1934

                   for the Fiscal Year Ended December 31, 1998

                         Commission File number: 0-24813

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [x] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      The aggregate market value of the Registrant's Common Stock held by non-affiliates for the Registrant was approximately $3,343,240 on April 28, 1999.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

      There were 1,472,487 shares of the Registrant's common stock outstanding on April 28, 1999.

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----

Part I

Item 1.    Business                                                      3

Item 2.    Properties                                                   10

Item 3.    Legal Proceedings                                            13

Item 4.    Submission of Matters to a Vote of Security Holders          13


Part II

Item 5.    Market for the Registrant's Common Equity and Related
            Stockholder Matters                                         14

Item 6.    Selected Financial Data                                      16

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         18

Item 7A.   Quantitative and Qualitative Disclosures About
            Market Risk                                                 29

Item 8.    Financial Statements and Supplementary Data                  29

Item 9.    Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                         29

Part III

Item 10.   Directors and Executive Officers of the Registrant           29

Item 11.   Executive Compensation                                       33

Item 12.   Security Ownership of Certain Beneficial
            Owners and Management                                       42

Item 13.   Certain Relationships and Related Transactions               43

Part IV

Item 14.   Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                     45

           Signatures                                                   50

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

The Merger Financing: The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount Notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share, (ii) the issuance by Holdings to the DLJMB Funds, CVC and certain members of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which were converted into Holdings Common Stock in the Merger), (iii) the issuance to the DLJMB Funds for an aggregate consideration of $35.0 million of 1,400,000 shares of the PIK Preferred Stock by Holdings and the DLJMB Warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.001 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "Existing Credit Facility").

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

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

DIRECTORS

The following table sets forth name, age and business experience of the directors of the Company. Directors are elected annually to serve for one year or until their successors are elected. Each director has held the occupation indicated for more than the past five years unless otherwise indicated.


                        NAME AND BUSINESS EXPERIENCE                        AGE
                        ----------------------------                        ---
ROBERT L. SMIALEK                                                            54

Mr. Smialek has served as Chairman of the Board, President and Chief Executive Officer of the Company and Insilco since May 1, 1993. From October 1992 to May 1993, Mr. Smialek served as the President and
Chief Operating Officer of the Temperature and Appliance Controls Group of Siebe plc, a global controls and engineering firm. From September
1990 to October 1992, Mr. Smialek served as President and Chief Operating Officer of Ranco, Inc., a subsidiary of Siebe, Inc. Mr. Smialek is a director of General Cable Corporation and Gleason Corporation.

THOMPSON DEAN                                                                40

Mr. Dean has been the Managing Partner of DLJMB Inc. since November 1996. Prior thereto, Mr. Dean was a Managing Director of DLJMB Inc. (and its predecessor). Mr. Dean serves as a director of Commvault Inc., Von Hoffman Corporation, Manufacturers' Services Limited, Phase
Metrics, Inc., and Arcade Holding Corporation.

WILLIAM F. DAWSON, JR.                                                       34

Mr. Dawson has been a Principal of DLJMB Inc. since August 1997. From December 1995 to August 1997, he was a Senior Vice President in DLJ's High Yield Capital Markets Group. Prior thereto, Mr. Dawson was a Vice President in the Leveraged Finance Group within DLJ's Investment Banking Group. Mr. Dawson serves as a director of Von Hoffman Corporation and Thermadyne Holdings Corporation.

DAVID Y. HOWE                                                                34

Mr. Howe has been a Vice President of Citicorp Venture Capital, Ltd. since 1993. Mr. Howe serves as a director of Aetna Industries, Inc., American Italian Pasta Company, IPC Information Systems, Inc. and
PenTab Industries, Inc.

RANDALL E. CURRAN                                                             43

Mr. Curran has been a Director, Chairman of the Board, President and Chief Executive Officer of Thermadyne LLC since May 1998. Mr. Curran has also served as a Director of Thermadyne Holdings since February 1994 and was elected Chairman of the Board and Chief Executive Officer of Thermadyne Holdings in February 1995, having previously served as President of Thermadyne Holdings since August 1994 and as Executive Vice President and Chief Operating Officer of Thermadyne Holdings since February 1994. He also serves as President of Thermadyne Industries, Inc., a position he has held since 1992. From 1986 to 1992, Mr. Curran was Chief Financial Officer of Thermadyne Holdings and/or its predecessors. Prior to 1986, Mr. Curran held various executive positions with Cooper Industries, Inc.

KEITH PALUMBO                                                                 34

Mr. Keith Palumbo has been a Vice President of DLJMB Inc. since
December 1997. Prior thereto, Mr. Palumbo was an Associate in DLJ's investment banking group.

JOHN F. FORT III                                                              57

Mr. Fort has served as Chairman of the Board of the Directors of Tyco International, Inc. from 1982 to December 1992, and as Chief Executive Officer from 1982 to June 1992. Mr. Fort serves as a director of Tyco International, Inc., Dover Corporation and Roper Industries.

Messrs. Howe, Dawson and Dean were first elected to the Board of Directors effective August 17, 1998. Mr. Curran became a director on October 21, 1998 and Messrs. Fort and Palumbo became directors on January 26, 1999. Mr. Smialek, as the Company's Chief Executive Officer, became a director effective May 1, 1993. Each has served as a director continuously since his election.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors of the Company had a total of one regular meeting and one special meeting. Each of the directors attended 75% or more of the total number of the Board of Directors meetings held during 1998. The Board of Directors has no standing Audit and Compensation Committees.

Insilco, the registrant prior to the Mergers, had one regular and seven special board meetings prior to the Mergers. On August 13, 1998, all of the directors of Insilco resigned, except for Mr. Smialek, and vacancies on the Board of Insilco created by the resignations were filled by Messrs. Dean and Dawson. The members of the Insilco Audit Committee prior to the Mergers were James J. Gaffney, Terence M. O'Toole, Thomas E. Petry and Barry S. Volpert. The Audit Committee oversaw the work of the internal audit staff and external auditors. The Compensation Committee, prior to the Mergers, was comprised of James J. Gaffney and Thomas E. Petry, and it reviewed officer compensation, administered the 1993 Long-Term Incentive Plan, and met once during 1998, with both members attending both meetings. The Board of Directors of the Company currently performs the functions formerly performed by the Audit and Compensation Committees of Insilco.

DIRECTOR COMPENSATION

During fiscal 1998 no director received compensation for director services except for reimbursement of reasonable and customary travel expenses.

EXECUTIVE OFFICERS

Set forth below are the name, age and office of each "executive officer" of the Company (as defined by the Securities and Exchange Commission).

  Robert L. Smialek, age 54    President and Chief Executive Officer
  David A. Kauer, age 43       Vice President and Chief Financial Officer
  Kenneth H. Koch, age 43      Vice President, General Counsel and Secretary
  Leslie G. Jacobs, age 48     Vice President, Human Resources and Assistant Secretary
  Michael R. Elia, age 40      Vice President and Controller

Executive officers are elected annually to serve for a year or until their successors are elected. During the past five years, Mr. Smialek has had the business experience set forth above under "Directors," while the other executive officers have had the business experience described below. Unless otherwise stated, positions are with the Company.

Mr. Kauer: Vice President and Chief Financial Officer (since May 1998) Vice President and Treasurer (April 1997 to May 1998); Treasurer from September 1993 to April 1997; Controller and Treasurer of Johnson Yokogawa Corporation (a joint venture of Yokogawa Electric Corporation and Johnson Controls, Inc.), October 1989 to September 1993.

Mr. Koch: Vice President, General Counsel and Secretary (since October 1993); prior thereto, attorney and partner with the law firm of Porter, Wright, Morris & Arthur.

Mr. Jacobs: Vice President, Human Resources (since August 1993); Director of Human Resources from January 1990 to August 1993; prior thereto, Director, Compensation and Employee Programs, of Rockwell International.

Mr. Elia: Vice President and Controller (since August 1998); was Chief Financial Officer of Jordan Telecommunication Products from February 1997 to August 1998; Director of Strategic Planning Fieldcrest Cannon, Inc. from 1994 to 1997; prior thereto held senior financial positions with Insilco's Technologies Group.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission ("SEC"). Copies of the reports are required by SEC regulation to be furnished to the Company. Based on its review of such reports and written representations from reporting persons, the Company believes that all reporting persons complied with all filing requirements during fiscal 1998.

                         ITEM 11. EXECUTIVE COMPENSATION

The aggregate remuneration of the Chief Executive Officer during 1998 and the four other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1998, is set forth in the following table:


                           SUMMARY COMPENSATION TABLE
                                                                                    Long-Term Compensation
                                                                          --------------------------------------
                                                 Annual Compensation                        Awards

                                                                               Other Annual        Securities         All Other
Name and Principal                                                             Compensation        Underlying        Compensation
Position                        Year           Salary ($)       Bonus ($)          ($)             Options (#)            ($)
--------------------------------------------------------------------------------------------------------------------------------
Robert L. Smialek               1998           $ 550,000             --                 --               --          $13,519(4)
President and CEO               1997             550,000       $300,000                 --               --            9,901(5)
                                1996             537,499        235,000                 --               --           13,251(6)

David A. Kauer                  1998             196,667         40,000                 --               --           93,830(7)
Vice President and Chief        1997             164,000         80,000                 --           10,000            3,369(8)
 Financial Officer              1996             143,917         58,000                 --            1,500            3,109(9)

Kenneth H. Koch                 1998             173,500         27,500                 --               --         393,254(10)
Vice President, General         1997             162,833         75,000                 --           10,000           3,314(11)
 Counsel and Secretary          1996             151,167         78,373                 --            2,500           3,114(12)

Leslie G. Jacobs                1998             174,167         13,500             13,500(2)            --         388,921(13)
Vice President, Human           1997             165,000         70,000                 --           10,000           4,031(14)
 Resources and Assistant        1996             155,833         62,500                 --               --           3,762(15)
 Secretary

Michael R. Elia                 1998              70,288(1)      44,875(17)         14,875(3)            --          99,294(16)
Vice President and              1997                  --              -                  -               --                  --
 Corporate Controller           1996                  --              -                  -               --                  --


--------------

(1)   Joined the Company August 1, 1998.

(2) Portion of bonus deferred to purchase equity units (see Long-term Incentive Plan Table).

(3) Portion of bonus deferred to purchase equity units (see Long-term Incentive Plan Table).

(4) Includes employer contributions under the Company's Employee Thrift Plan 401(k) (the "Thrift Plan") ($2,400), insurance premiums paid by the Company ($7,643) and medical reimbursements ($3,476).

(5) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($7,501).

(6) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($10,509).

(7) Includes monies received from the Value Appreciation Agreement ($90,300), Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($1,130).

(8) Includes Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($969).

(9) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($859).

(10) Includes monies received from the Value Appreciation Agreement ($390,000), Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($854).

(11) Includes Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($791).

(12) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($733).

(13) Includes monies received from the Value Appreciation Agreement ($384,800), Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($1,721).

(14) Includes Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($1,631).

(15) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($1,512).

(16) Includes moving expenses ($98,728) and Thrift Plan contributions ($319) and insurance premiums paid by the Company ($247).

(17)   Includes $30,000 sign-on bonus.

STOCK OPTIONS

None of the executive officers were granted any stock options in 1998.

The following table provides certain information regarding the number and the value of stock options exercised during 1998 and the value of stock options held by the named executive officers at fiscal year end.


                                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                              AND FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT FISCAL
                                                            OPTIONS AT FISCAL YEAR-END (#)            YEAR-END ($)(2)
                                                            ------------------------------    --------------------------------
                                SHARES
                               ACQUIRED
                                  ON           VALUE
                               EXERCISE       REALIZED
           NAME                   (#)          ($)(5)       EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
--------------------------    ----------    ------------    ------------    --------------    -------------    ---------------
Robert L. Smialek                N/A(1)     $ 3,120,010         -                 -                -                  -
David A. Kauer                   N/A(2)     $        -          -                 -                -                  -
Kenneth H. Koch                  N/A(3)     $    17,530         -                 -                -                  -
Leslie G. Jacobs                 N/A(4)     $   271,790         -                 -                -                  -
Michael R. Elia                  N/A        $        -          -                 -                -                  -

--------------

(1)   Option gain of $999,990 rolled over into Equity Unit Plan.

(2)   Option gain of $322,500 rolled over into Equity Unit Plan.

(3)   Option gain of $299,970 rolled over into Equity Unit Plan.

(4)   Option gain of $99,990 rolled over into Equity Unit Plan.

(5) Represents gain from Option Cash Payments net of amounts rolled over into Equity Unit Plan. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

The following table provides certain information regarding long-term incentive plan awards of the Company's Common Stock granted to executive officers named in the summary compensation table in 1998 under the 1993 Long-Term Incentive Plan.


             LONG -TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                  (a)                      (b)                          (c)
                                    Number of Shares,
                                      Units or Other         Performance or Other Period Until
                  Name                  Rights (#)           Maturation or Payout (1)
------------------------------   ------------------------    -------------------------------------
Robert L. Smialek                         22,222                              --
David A. Kauer                            14,000                              --
Kenneth H. Koch                            6,666                              --
Leslie G. Jacobs                           4,444                              --
Michael R. Elia                            3,777                              --


--------------

(1) The shares of the Company's Common Stock were sold to such persons at a purchase price of $45 per share. Holders of such common stock are not permitted to transfer it until (i) sixty days after they are terminated from Insilco or (ii) a Significant Event (as defined) occurs. Upon the occurrence of any Significant Event Prior to August 17, 2008, or the person's termination, Company has a right to purchase from such person, and the holder has a right to sell to the Company, the Company's Common Stock at a price equal to the common stock's Fair Market Value (as defined) thereof or, if such holder was terminated for Cause (as defined), at the lesser of $45 and the Fair Market Value. Holders of the equity units purchased them for a price equal to their Fair Market Value (which could have been paid for in cash, the termination of options or the agreement to forego future salary and bonus payments). Such equity units are cancelled upon the occurrence of a Significant Event or the holder's termination from Insilco, at which time the holder will receive a payment equal to the Fair Market Value of the equity units or, if such holder was terminated for Cause (as defined), a payment equal to the lesser of $45 and the Fair Market Value (which amount may be paid, at the committee's discretion, either in cash or shares of the Company's Common Stock).

RETIREMENT PLAN AND SUPPLEMENTAL ARRANGEMENTS

The Company's Retirement Plan for Salaried Employees (the "Retirement Plan") provides retirement benefits for salaried employees, including officers. The Company compensates employees for the loss of benefits which otherwise would result because of the limitations the Internal Revenue Code places on pensions that may be paid under tax-qualified retirement plans such as the Retirement Plan. The unfunded supplemental retirement payments are accounted for as operating expenses when earned.

The following table shows the estimated annual retirement allowances payable after retirement at normal retirement age to persons in the following specified remuneration and years-of-service classifications (before any deductions for joint or survivorship payments) without regard to any statutory limitations imposed by the Internal Revenue Code. Normal retirement allowances, beginning at age 65, equal (i) 50% of final average compensation minus (ii) 50% of the retiree's primary social security benefit, pro-rated if total service is less than 25 years or, in certain cases, is less than 35 years. Five years of service is required for vesting.


           FINAL
           AVERAGE                                             Years of Service
         EARNINGS(1)             15                 20                 25                 30                 35
          $125,000           $ 33,385          $ 44,514           $ 55,642           $ 55,642           $ 55,642
           150,000             40,885            54,514             68,142             68,142             68,142
           175,000             48,385            64,514             80,642             80,642             80,642
           200,000             55,885            74,514             93,142             93,142             93,142
           250,000             70,885            94,514            118,142            118,142            118,142
           300,000             85,885           114,514            143,142            143,142            143,142
           350,000            100,885           134,514            168,142            168,142            168,142
           400,000            115,885           154,514            193,142            193,142            193,142
           450,000            130,885           174,514            218,142            218,142            218,142
           500,000            145,885           194,514            243,142            243,142            243,142
           550,000            160,885           214,514            268,142            268,142            268,142
           600,000            175,885           234,514            293,142            293,142            293,142
           650,000            190,885           254,514            318,142            318,142            318,142


---------------

(1) The higher of (i) average annual compensation for any five consecutive calendar years during the final 10 years of employment or (ii) the average annual compensation for the last 60 months of employment. Compensation consists of salary (including voluntary salary deferrals) and bonus. Supplemental payments are based on average earnings in excess of $160,000.

At December 31, 1998, Messrs. Smialek, Koch, Kauer, Jacobs and Elia were credited, under the Retirement Plan and various supplemental arrangements, with approximately 4.7, 4.2, 4.3, 7.9, and 9.7 years of service, respectively, for purposes of determining their pensions.

EMPLOYMENT AND SEVERANCE BENEFIT AGREEMENTS

The following is a description of the current employment agreements with certain of Insilco's executive officers.

The Company employs Mr. Smialek under an agreement providing that Mr. Smialek will serve indefinitely as President and Chief Executive Officer of the Company. Under the agreement, Mr. Smialek receives an annual base salary of $550,000. Mr. Smialek will be eligible to receive annual bonuses and salary increases in such amounts as may be reasonably determined by the Board of Directors. Mr. Smialek received no bonus in 1998. Mr. Smialek also is entitled to participate in all incentive, savings, retirement and welfare benefit plans and arrangements in which certain other senior executive officers are eligible to participate, other than any restricted stock or option plans in which his participation will be at the discretion of the Company.

If Mr. Smialek's employment is terminated by the Company without "Cause" or by Mr. Smialek for "Good Reason" (as the quoted terms are used in the agreement), he will be entitled to a lump sum amount equal to his accrued salary, annual bonus and vacation pay and any compensation previously deferred by him

(collectively, the "Accrued Obligations") as well as a severance payment equal to his annual salary plus the greater of $150,000 or his most currently determined annual bonus, together with the continuation of certain benefits for a one-year period.

In 1993, Mr. Smialek purchased from the Company 33,333 restricted shares of Common Stock issued under the Plan at a cash purchase price per share of $15, whereupon 66,667 restricted shares were awarded to him under the Plan for a nominal price (all of such restricted shares are referred to collectively herein as the "Restricted Shares"). Restrictions on the Restricted Shares expired March 31, 1996, and Mr. Smialek has all the rights of a holder of common stock with respect to such shares. Mr. Smialek has the option to settle the tax withholding obligations of the Company resulting from expiration of the restrictions with shares of Common Stock.

In December 1996, the Company entered into a Value Appreciation Agreement with Messrs. Jacobs, Koch, Kauer and certain other officers. The Value Appreciation Agreement provided that the executives would be entitled to receive a commission from the Company in certain circumstances following a transaction giving rise to a change in control. Upon consummation of the Mergers, a commission on the sale of $2.6 million was paid and the Value Appreciation Agreement was terminated.

In December 1996, the Company entered into Income Protection Agreements with Messrs. Jacobs, Koch, Kauer and certain other officers. The Income Protection Agreements provide that in the event of termination of an executive's employment by the Company without cause, or, in certain circumstances, by the executive, the executive will be entitled to receive certain severance benefits. The benefits payable to the executive in the event of a termination of employment covered by the Income Protection Agreement are as follows: (i) one year's base salary; (ii) a bonus equal to the bonus paid to executive in 1996 or the target bonus for the year in which employment is terminated, as well as a pro rated bonus for the year in which the termination occurs; (iii) continued participation in the Company's benefit plans for the duration of the severance period; (iv) accelerated vesting of all stock options and stock appreciation rights; (v) continuation of any rights to indemnification from the Company; and
(vi) certain outplacement services. The Income Protection Agreements have three year terms and automatically renew for subsequent one year terms, unless terminated by either party.

The following Report on Executive Compensation and Performance Graph will not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A No. 1 into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and will not otherwise be deemed filed under such Acts.

                        REPORT ON EXECUTIVE COMPENSATION

OVERVIEW

The Board of Directors, with the advice of the Chief Executive Officer, reviews and evaluates individual executive officers and determines the compensation for each executive officer. In general, the Board's philosophy is to attract, motivate and retain qualified key executives, reward individual performance, relate compensation to Company goals and objectives and enhance shareholder value. The Company's compensation program includes competitive base salaries, annual bonus opportunities, competitive benefits and long-term awards under the Insilco Holding Co. Stock Option Plan (the "Plan").

COMPENSATION OF CHIEF EXECUTIVE OFFICER

Robert L. Smialek became the Company's Chief Executive Officer effective May 1, 1993. The Compensation Committee then in place, by approval of the Second Extension Agreement between the Company and Mr. Smialek dated September 25, 1997, extended the employment agreement indefinitely. In 1998, Mr. Smialek received a base salary of $550,000. Determination of Mr. Smialek's base salary was primarily based on Mr. Smialek's background and experience, and compensation levels of executives in similar positions in comparable businesses. Although Mr. Smialek did not receive a bonus in 1998, he is eligible to receive annual bonuses in such amounts as may be reasonably determined from time to time by the Board of Directors.

COMPENSATION OF EXECUTIVE OFFICERS

     The Company's compensation program for its executive officers is based on the following objectives:

     - Total compensation of the executive officers should be linked to the financial performance of the Company and enhancement of shareholder value.

     - The compensation paid to the executive officers of the Company should be competitive with executive compensation levels of similar companies so that the Company can attract, motivate and retain qualified key executives.

     - The compensation program should reward outstanding individual performance and contributions to the Company as well as experience.

Compensation for executive officers in 1998 consisted of base salary, bonuses and related stock option and incentives related to the Merger. Base salaries and bonuses were paid to executive officers (excluding the Chief Executive Officer) based upon each such executive officer's individual performance, duties, responsibilities, experience and tenure, general economic conditions, the recent financial performance of the Company, and other factors. Bonuses paid to the executive officers were determined in accordance with a bonus plan that required 70% of the bonus to be determined on the basis of the Company's achieving certain specified financial performance goals, and 30% on the basis of the Board of Directors' and the Chief Executive Officer's evaluation of the performance of each executive officer. In addition, the Chief Executive Officer has the discretion to make performance-related individual awards.

The Insilco Insilco Holding Co. Stock Option Plan was adopted in 1998, but no stock options were awarded under the plan to executive officers in 1998. The future determination of such awards will be based on: (i) the executive officer's length of service; (ii) the levels of options awarded to executives in similar positions and at similar salary levels as compared to surveys published by compensation consulting firms; and (iii) the executive's contributions, performance and perceived ability to impact overall business results.

IMPACT OF 1993 TAX ACT CHANGES

The Budget Reconciliation Act of 1993 (the "Act") amended the Internal Revenue Code to add Section 162(m) that bars a deduction to any publicly held corporation for compensation paid to a "covered employee" in excess of $1,000,000 per year (the "Dollar Limitation"). A covered employee of the Company is any employee who appears in the Summary Compensation Table who is also employed by the Company on December 31. The Dollar Limitation applies to tax years beginning after 1993.

The legislation potentially impacts three components of the Company's executive compensation package.

These include base salaries, bonuses, and awards under the Plan. The Company does not believe that the legislation as amended will have any effect on the deductibility of compensation payable in 1998 to any of its executive officers.

The Company believes that the Plan currently qualifies for the exemption provided for performance based compensation and awards under the Plan will not be subject to the Dollar Limitation.

BOARD OF DIRECTORS:

Robert L. Smialek
Thompson Dean
William F. Dawson, Jr.
David Y. Howe
Randall E. Curran
Keith Palumbo
John F. Fort III

PERFORMANCE GRAPHS

As a result of the Mergers on August 17, 1998, the holders of Insilco Common Stock received $43.48 in cash and 0.03378 of a share of Company Common Stock for each share of Insilco Common Stock.

The following Performance Graph compares the performance of the Company with that of the Russell 2000 Index and the Standard & Poor's Conglomerates Index. The comparison of cumulative total return to shareholders assumes that $100 was invested in the Common Stock of the Company and in the Russell 2000 Index and the Standard & Poor's Conglomerates Index on August 17, 1998, the date of Mergers and that all dividends were reinvested.


                 COMPARISON OF 4 MONTH CUMULATIVE TOTAL RETURN
             AMONG INSILCO HOLDING CO., THE S&P CONGLOMERATE INDEX
                           AND THE RUSSELL 2000 INDEX



                Insilco                               S&P
               Holding Co.      Russell 2000      Conglomerates
               -----------      ------------      -------------
8/17/98           $100              $100              $100

  12/98             49               102               108

The following Performance Graph compares the performance of Insilco with that of the Russell 2000 Index and the Standard & Poor's Conglomerates Index through the date of the Merger, August 17, 1998. The comparison of cumulative total return to shareholders assumes that $100 was invested in the Common Stock of Insilco on September 15, 1993 (the effective date of the registration of the Insilco's Common Stock under the Securities Exchange Act of 1934, as amended), and in the Russell 2000 Index and the Standard & Poor's Conglomerates Index on August 31, 1993, and that all dividends were reinvested.

                 COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
              AMONG INSILCO CORPORATION, THE S&P CONGLOMERATE INDEX
                           AND THE RUSSELL 2000 INDEX



                Insilco                               S&P
               Holding Co.      Russell 2000      Conglomerates
               -----------      ------------      -------------
   8/93           $100              $100              $100

  12/93            113               105                99

  12/94            207               104                94

  12/95            268               129               122

  12/96            323               148               139

  12/97            277               181               156

8/17/98            369               168               155

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth certain information with respect to the beneficial ownership of Company Common Stock as of April 28, 1999 by (i) any person or group who beneficially owns more than five percent of Company Common Stock, (ii) each of our directors and executive officers and (iii) all directors and officers as a group.


                                                       Shares
                                                     Beneficially     Percentage of
                                                    Owned After the   Outstanding
                                                        Mergers      Common Stock (3)
                                                    ---------------  -----------------
NAME AND ADDRESS OF BENEFICIAL OWNER:
DLJ Merchant Banking Partners II, L.P.
  and related investors(1)(2)                           1,043,584        70.8%
399 Venture Partners, Inc.(4)                             266,666        19.3
Thompson Dean(5)                                                -           -
William F. Dawson, Jr.(5)                                       -           -
Keith Palumbo(5)                                                -           -
David Y. Howe(6)                                                -           -
Randall E. Curran                                               -           -
John F. Fort III                                                -           -
Robert L. Smialek                                          21,354         1.5%
Kenneth H. Koch                                               300            *
David A. Kauer                                                 27            *
Leslie G. Jacobs                                               13            *
Michael R. Elia                                                 -           -
All directors and officer as a group
  (11 persons)(5)(6)                                       21,694         1.5%
                                                         --------       -----

------------------
*      Less than 1%

(1) Includes 75,603 shares of the Company's Common Stock issued following exercise on March 12, 1999 of the DLJMB Warrants issued in connection with the PIK Preferred Stock. Also includes 22,425 shares of the Company's Common Stock issued following exercise on March 12, 1999 of warrants, which were issued as part of the Company's Units purchased by the DLJ Mezzanine Investors (as defined herein).

(2)   Consists of shares held directly by the following investors related to
      DLJMB: DLJ Offshore Partners II, C.V. ("Offshore"), a Netherlands Antilles limited partnership, DLJ Diversified Partners, L.P. ("Diversified"), a Delaware limited partnership, DLJMB Funding II, Inc. ("Funding"), a Delaware corporation, DLJ Merchant Banking Partners II-A, L.P. ("DLJMBPIIA"), a Delaware limited partnership, DLJ Diversified Partners-A. L.P. ("Diversified A"), a Delaware limited partnership, DLJ Millennium Partners, L.P. ("Millennium"), a Delaware limited partnership, DLJ Millennium Partners-A, L.P. ("Millennium A"), a Delaware limited partnership, DLJ EAB Partners, L.P. ("EAB"), UK Investment Plan 1997 Partners ("UK Partners"), a Delaware partnership, DLJ First ESC L.P., a Delaware limited partnership ("DLJ First ESC"), and DLJ ESC II, L.P., a Delaware limited partnership ("DLJESCII"). See "Certain Relationships and Related Transactions"). The address of each of DLJMB, Diversified, Funding, DLJMBPIIA, Diversified A, Millennium, Millennium A, DLJ First ESC, DLJ ESC II and EAB is 277 Park Avenue, New York, New York 10172. The address of Offshore is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067.

(3) Does not give effect to the issuance of the Warrants issued together with the notes.

(4) The address of 399 Venture Partners, Inc. is 399 Park Avenue, New York, New York, 10022-4614.

(5) Messrs. Dean, Dawson and Palumbo are officers of KLJMB Inc., an affiliate of DLJMB and the Initial Purchaser. The business address of Messrs. Dean , Dawson and Palumbo is KLJMB Inc., 277 Park Avenue, New York, New York 10172. Share data shown for such individuals excludes shares shown as held by the DLJMB Funds, as to which such individuals disclaim beneficial ownership.

(6) Mr. Howe is an officer of Citicorp Venture Capital, Ltd., an affiliate of 399 Venture Partners, Inc. The business address of Mr. Howe is 399 Park Avenue, New York, NY 10022-4614. Share data shown for Mr. Howe excludes shares shown as held by 399 Venture Partners, Inc., as to which Mr. Howe disclaims beneficial ownership.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

The DLJMB Funds own approximately 69.0% of the outstanding shares of the Company's Common Stock (67.0% on a fully diluted basis after giving effect to the issuance of the Warrants). Messrs. Dean and Dawson are officers of DLJMB and directors of Insilco and Holdings. Neither Holdings nor Insilco is aware of any transaction or of any currently proposed transaction, in which DLJ has any material direct or indirect interest as a result of its ownership position in a party to the transaction other than Insilco, except as follows:

Donaldson Lufkin & Jenrette Securities Corporation ("DLJSC") received customary fees in connection with the distribution of the units of which the Old Notes were part, received customary fee in connection with the arranging of the syndication of the new credit facility, received customary fees in connection with the distribution of the Company's Units and received an advisory fee in connection with the Mergers. In connection with the sale of the Company's Units, Company's granted registration rights to DLJSC in connection with its market-making activities and agreed to indemnify DLJSC against certain liabilities, including liabilities under the Securities Act. In addition, DLJ Capital Funding is an agent and lender under the new credit facility. DLJ Capital Funding and DLJSC have and will receive customary fees in connection with the provision of the new credit facility. Further, DLJ Capital Funding, Inc., an affiliate of DLJSC, acted as syndication agent in connection with the new credit facility for which it received certain customary fees and expenses and DLJ Bridge Finance Inc., an affiliate of DLJSC, purchased the Bridge Notes, for which it received customary fees and expenses. DLJSC has, from time to time, provided investment banking and other financial advisory services to Insilco in the past for which it has received customary compensation, and will provide such services and financial advisory services to Insilco in the future. DLJSC acted as purchaser in connection with the initial sale of the Old Notes and received an underwriting discount of approximately $3.6 million in connection therewith. In addition, DLJSC received a merger advisory fee of $3.5 million in cash from the Company after the consummation of the Merger. The aggregate fees to be received by DLJ entities for its various services in 1998 were approximately $15.6 million.

DLJ Investment Partners, L.P., DLJ ESC II, L.P. and DLJ Investment Funding, Inc. (the "DLJ Mezzanine Investors"), each of which is an affiliate of DLJMB, purchased and aggregate of approximately 50% of the Company Units and are entitled to certain registration rights in connection therewith.

In connection with the Mergers, DLJMB and the Company entered into an agreement with respect to registration and certain other rights.

Prior to the Mergers, Water Street Corporate Recovery Fund I, L.P. ("Water Street"), an affiliate of Goldman, Sachs & Co. ("Goldman Sachs"), beneficially owned approximately 45% (62% prior to the Share Repurchase) of Insilco's common stock. Neither the Company nor Insilco is aware of any transaction or of any currently proposed transaction in which Goldman Sachs has any material direct or indirect interest as a result of its ownership position in a party to the transaction other than the Company, except as follows:

Goldman Sachs advised Insilco in connection with the Mergers and received a fee of $2.0 million payable on the consummation of the Mergers. In the Mergers, Water Street received approximately $81.0 million and retained 62,962 shares of the Company. The Company entered into a Registration Rights Agreement with Water Street in which Water Street has certain registration rights with respect to such 62,962 shares.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

Currently, none of the directors of the Company, with the exception of Mr. Smialek, are employees of the Company. Mr. Smialek serves as the Company's President and Chief Executive Officer.

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

   *4(o)    -   Warrant and Registration Rights Agreement, dated as of November
                9, 1998, between Insilco Holding Co. and the Initial Purchaser
                (Exhibit 4(b) to the Form 10-Q for the Quarter Ended September
                30, 1998 (File No. 0-24813)).

   *4(p)    -   Exchange and Registration Rights Agreement, dated as of November
                9, 1998, between Insilco and DLJ (Exhibit 4(b) to the Form 10-Q of Insilco for the Quarter Ended September 30, 1998 (File No.
                0-22098)).

 ***4(q)    -   Second Supplemental Indenture, dated as of January 25, 1999 between Insilco and the Trustee.

   *10(a)  -    Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to
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

 ***24      -   Power of  Attorney  of  officers  and  directors  of Insilco
                Holding  Co.  appearing  on the signature page hereof.

   *25(a)   -   Statement of Eligibility  and  Qualification  Under the Trust
                Indenture Act of 1939 (T-1) of The Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form
                S-4 (File No. 333-36523) of Insilco).

   *25(b)   -   Statement of  Eligibility  of Star Bank,  N.A. on Form T-1
                (Exhibit 25.1 to the  Registration Statement on Form S-1 (File
                No. 333-65039)).

 ***27      -   Financial Data Schedule.

 ***99(a)   -   Schedule II - Valuation and Qualifying Accounts.

*    Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

***  Previously filed

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


                                   INSILCO HOLDING CO.

Date: April 30, 1999                By:  /s/ David A. Kauer
                                       ---------------------------------------
                                             David A. Kauer
                                             Vice President and Chief Financial
                                             Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

 Robert L. Smialek*                President, Chief Executive         )
-----------------------------      Officer and Director               )
 Robert L. Smialek                 (Principal Executive Officer)      )


 David A. Kauer*                   Vice President and Chief           )
-----------------------------      Financial Officer                  )
 David A. Kauer                    (Principal Accounting Officer)

 Thompson Dean*                                                       )
-----------------------------
 Thompson Dean                     Director                           )

 William F. Dawson*                                                   )
-----------------------------
 William F. Dawson                 Director                           )

 Keith Palumbo*                    Director                           )   April 30, 1999
-----------------------------
 Keith Palumbo                                                        )

 Randall E. Curran*                Director                           )
-----------------------------
 Randall E. Curran                                                    )

 John F. Fort III*                                                    )
-----------------------------
 John F. Fort III                  Director                           )

 David Y. Howe*                                                       )
-----------------------------
 David Y. Howe                     Director                           )

 /s/ David A. Kauer
-----------------------------
B*David A. Kauer
 Attorney-in-Fact

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

                                 EXHIBIT LISTING


  *2(a)     -   Agreement and Plan of Merger, dated as of March 24, 1998,
                among Insilco, INR Holding Co., and Silkworm Acquisition
                Corporation (Exhibit 10(n) to the Registration Statement on Form
                S-4 (File No. 333-51145) of Insilco).

  *2(b)     -   Amendment No. 1 to the Agreement and Plan of Merger, dated
                June 8, 1998, among Insilco, INR Holding Co. and Silkworm
                Acquisition Corporation (Exhibit 10(r) to the Registration
                Statement on Form S-4 (File No. 333-51145) of Insilco).

  *3(a)     -   Certificate of Incorporation (Exhibit 3.1 to the Current
                Report on Form 8-K filed on August 18, 1998 (File No. 0-24813)).

  *3(b)     -   Bylaws incorporated by reference to Exhibit 3.2 to the Current
                Report on Form 8-K filed on August 18, 1998 (File No. 0-24813).

  *4(a)     -   Investors' Agreement, dated as of August 17, 1998, among
                Insilco Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039)).

  *4(b)     -   Indenture, dated as of November 9, 1998, between Insilco and the Trustee (Exhibit 4(a) to the Form 10-Q filed by Insilco on November 16, 1998 (File No. 0-22098)).

  *4(c)     -   First Supplemental Indenture, dated as of December 21, 1998, between Insilco and the Trustee (Exhibit 4.3 to the Registration
                Statement on Form S-1 (File No. 333-71947) of Insilco).

  *4(d)     -   Warrant Agreement, dated as of August 17, 1998, between Silkworm
                Acquisition Corporation and National City Bank, as Warrant Agent
                (Exhibit 4.1 to the Registration Statement on Form S-1 (File No.
                333-65039)).

  *4(e)     -   Assumption Agreement, dated as of August 17, 1998, between
                Insilco Holding Co. and National City Bank, as Warrant Agent
                (Exhibit 4.2 to the Registration Statement on Form S-1 (File No.
                333-65039)).

  *4(f)     -   Form of Class A Warrant (Exhibit 4.3 to the Registration
                Statement on Form S-1 (File No. 333-65039)).

  *4(g)     -   Certificate of Designation with respect to Pay-in-kind 15%
                Senior Exchangeable Preferred Stock due 2010 (Exhibit 4.4 to the
                Registration Statement on Form S-1 (File No. 333-65039)).

  *4(h)     -   Indenture, dated as of August 17, 1998, between Silkworm
                Acquisition Corporation and the Trustee (Exhibit 4.5 to the
                Registration Statement on Form S-1 (File No. 333- 65039)).

  *4(i)     -   First Supplemental Indenture, dated as of August 17, 1998, between Insilco Holding Co., and the Trustee (Exhibit 4.6 to the
                Registration Statement on Form S-1 (File No. 333-65039)).

  *4(j)     -   Indenture, dated as of August 12, 1997, between Insilco and the Trustee (Exhibit 4(j) to the Registration Statement on Form
                S-4 (File No. 333-36523) of Insilco).

  *4(k)     -   Form of New Note (included in Exhibit 4(j) above) (Exhibit
                4(k) to the Registration Statement on Form S-4 (File No.
                333-36523) of Insilco).

  *4(l)     -   Purchase Agreement, dated as of August 7, 1997, among Insilco and Goldman, Sachs & Co., McDonald & Company Securities, Inc.
                and Citicorp Securities Inc. (the "Initial Purchasers") (Exhibit
                4(l) to the Registration Statement on Form S-4 (File No.
                333-36523) of Insilco).


  *4(m)     -   Exchange and Registration Rights Agreement, dated as of August
                12, 1997, between Insilco and the Initial Purchasers (Exhibit
                4(m) to the Registration Statement on Form S-4 (File No.
                333-36523) of Insilco).

  *4(n)     -   Warrant Agreement dated as of November 9, 1998, between Insilco
                Holding Co. and the Warrant Agent (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-24813)).

  *4(o)     -   Warrant and Registration Rights Agreement, dated as of November
                9, 1998, between Insilco Holding Co. and the Initial Purchaser
                (Exhibit 4(b) to the Form 10-Q for the Quarter Ended September
                30, 1998 (File No. 0-24813)).

  *4(p)     -   Exchange and Registration Rights Agreement, dated as of November
                9, 1998, between Insilco and DLJ (Exhibit 4(b) to the Form 10-Q of Insilco for the Quarter Ended September 30, 1998 (File No.
                0-22098)).

***4(q)     -   Second Supplemental Indenture, dated as of January 25, 1999 between Insilco and the Trustee.

 *10(a)     -   Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to
                the Registration Statement on Form S-8 (File No. 333-61809)).**

 *10(b)     -   Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the
                Registration Statement on Form S-8 (File No. 333-61809)).**

 *10(c)     -   Insilco Holding Co. and Insilco Corporation Equity Unit Plan
                (Exhibit 4(c) to the Registration Statement on Form S-8 (File
                No. 333-61811)).**

 *10(d)     -   Credit Agreement, among Insilco and a syndicate of banks
                and other financial institutions led by Donaldson, Lufkin &
                Jenrette Securities Corporation, DLJ Capital Funding and
                The First National Bank of Chicago (Exhibit 10.4 to the
                Registration Statement on Form S-1 (File No. 333-71947) of Insilco).

 *10(e)     -   Purchase Agreement, between Insilco Corporation, Insilco Holding
                Co. and Donaldson, Lufkin & Jenrette Securities Corporation
                (Exhibit 10(a) to Form 10-Q filed by Insilco on November 16,
                1998 (File No. 0-22098)).

 *10(f)     -   Employment Agreement dated as of May 1, 1993 between Insilco and Robert L. Smialek, as amended and restated (Exhibit 10(k) to the Form 10/A, Amendment No. 1 to Form 10 (File No. 0-22098) of
                Insilco).**

  *10(g)   -   Form of Indemnification Agreement adopted by Insilco as of
               July 30, 1990, entered into between Insilco and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10
               (File No. 0-22098) of Insilco).

  *10(h)   -   Form for Income Protection Agreement adopted by Insilco as of
               December, 1996, entered into between Insilco and the officers identified in Exhibit 10(g) (Exhibit 10(h) of the Form 10-K of
               Insilco for the Year Ended December 31, 1996 (File No. 0-
               22098)).

  *10(i)   -   Extension Agreement between Insilco and Robert L. Smialek
               dated May 1, 1996 (Exhibit 10(l) to the Form 10-K of Insilco for the year ended December 31, 1997 (File No. 0-22098)).

  *10(j)   -   Second Extension Agreement between Insilco and Robert L.
               Smialek dated September 25, 1997 (Exhibit 10(m) to the Form 10-K of Insilco for the Year Ended December 31, 1997 (File No.
               0-22098)).**

  *21      -   Subsidiaries of Insilco Holding Co. (Exhibit 21 to the
               Registration Statement on Form S-1 (File No. 333-65039)).

   23(a)   -   Consent of KPMG LLP.

***24      -   Power of Attorney of officers and directors of Insilco Holding
               Co. appearing on the signature page hereof.

  *25(a)   -   Statement of Eligibility and Qualification Under the Trust
               Indenture Act of 1939 (T-1) of The Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form
               S-4 (File No. 333-36523) of Insilco).

  *25(b)   -   Statement of Eligibility of Star Bank, N.A. on Form T-1
               (Exhibit 25.1 to the Registration Statement on Form S-1 (File
               No. 333-65039)).

***27      -   Financial Data Schedule.

***99(a)   -   Schedule II - Valuation and Qualifying Accounts.

*   Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

*** Previously filed.