Form 10-Q
period 1999-03-31
INSILCO HOLDING CO
filed 1999-05-17
CIK 1068049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

  (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 0-24813

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 1999, 1,472,487 shares of common stock, $.001 par value, were outstanding.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                                                      Page
                                                                                                      ----

PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.    Financial Statements (unaudited)                                                             4

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                     14

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                   17


PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                                           17

Item 2.    Changes in Securities                                                                       17

Item 3.    Defaults upon Senior Securities                                                             17

Item 4.    Submission of Matters to a Vote of Securities Holders                                       17

Item 5.    Other Information                                                                           17

Item 6.    Exhibits and Reports on Form 8-K                                                            17

                      INSILCO HOLDING CO. AND SUBSIDIARIES





                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
            --------------------------------

           Condensed Consolidated Balance Sheets at March 31, 1999                              4
             and December 31, 1998

           Condensed Consolidated Statements of Operations for the                              5
             three months ended March 31, 1999 and 1998

           Condensed Consolidated Statements of Cash Flows for the                              6
             three months ended March 31, 1999 and 1998

           Notes to the Condensed Consolidated Financial Statements (Unaudited)                 7

           Independent Auditors' Review Report                                                 13

                      INSILCO HOLDING CO. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                                           March 31,          December 31,
                                                                                             1999                 1998
                                                                                           ---------          ------------
                                                                                         (Unaudited)            (Note 1)

                            Assets
                            ------

Current assets:
   Cash and cash equivalents                                                              $   8,522               7,404
   Trade receivables, net                                                                    80,165              74,969
   Other receivables                                                                          6,394               4,337
   Receivables from related party                                                                --               4,882
   Inventories, net                                                                          81,412              64,565
   Deferred taxes                                                                             2,075               6,143
   Prepaid expenses and other current assets                                                 11,541               4,387
                                                                                          ---------           ---------

        Total current assets                                                                190,109             166,687

Property, plant and equipment, net                                                          117,843             114,756
Deferred taxes                                                                                6,683               1,902
Other assets and deferred charges                                                            55,038              43,929
                                                                                          ---------           ---------

        Total assets                                                                      $ 369,673             327,274
                                                                                          =========           =========

               Liabilities and Stockholders' Equity (Deficit)
               ----------------------------------------------

Current liabilities:
   Current portion of long-term debt                                                      $   1,264               1,265
   Accounts payable                                                                          39,295              34,513
   Accrued expenses and other                                                                77,183              64,333
                                                                                          ---------           ---------

        Total current liabilities                                                           117,742             100,111

Long-term debt, excluding current portion                                                   408,939             383,062
Other long-term obligations, excluding current portion                                       45,955              46,329
15% Preferred Stock; 3,000,000 shares authorized;  1,497,890 shares and
 1,400,000 shares issued and outstanding at March 31, 1999 and December
 31, 1998, respectively                                                                      35,516              34,094
Stockholders' equity (deficit):
   Common stock, $.001 par value; 1,5000,000 shares authorized;
     1,472,487 shares and 1,384,614 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively                                           1                   1
   Other stockholders' deficit                                                             (238,480)           (236,323)
                                                                                          ---------           ---------

Contingencies (See Note 6)

               Total liabilities and stockholders' equity (deficit)                       $ 369,673             327,274
                                                                                          =========           =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                            Three Months Ended
                                                                March 31,
                                                      ------------------------------
                                                         1999                 1998
                                                         ----                 ----



Sales                                                 $ 126,899             117,305
Cost of products sold                                    96,005              85,618
Depreciation and amortization                             4,858               4,240
Selling, general and administrative expenses             17,714              17,672
                                                      ---------           ---------

   Operating income                                       8,322               9,775
                                                      ---------           ---------

Other income (expense):
  Interest expense                                      (11,248)             (6,877)
  Interest income                                            15                  51
  Equity in net income of Thermalex                         980                 716
  Other income, net                                         154                 613
                                                      ---------           ---------

   Total other income (expense)                         (10,099)             (5,497)
                                                      ---------           ---------

   Income (loss) before income taxes                     (1,777)              4,278

Income tax benefit (expense)                                838              (1,497)
                                                      ---------           ---------

   Income (loss)                                           (939)              2,781

Preferred stock dividend                                 (1,423)                 --
                                                      ---------           ---------

   Net income (loss) available to common              $  (2,362)              2,781
                                                      =========           =========


Earnings (loss) available per common share:


   Basic net income (loss)                            $   (1.47)               0.68
                                                      =========           =========


   Diluted net income (loss)                          $   (1.47)               0.66
                                                      =========           =========



See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                           ------------------------
                                                                           1999                1998
                                                                           ----                ----
Cash flows from operating activities:
  Net income (loss)                                                     $   (939)             2,781
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                        4,858              4,240
      Deferred tax expense                                                  (612)               617
      Other noncash charges and credits                                    1,835               (239)
      Change in operating assets and liabilities:
        Receivables                                                       (2,719)            (6,986)
        Inventories                                                      (11,736)           (11,945)
        Prepaids                                                          (6,638)            (6,280)
        Payables                                                           2,521               (574)
        Other current liabilities and other                               12,795              7,164
                                                                        --------           --------

             Net cash used in operating activities                          (635)           (11,222)
                                                                        --------           --------

  Cash flows from investing activities:
      Acquisition, net of cash acquired                                  (23,753)                --
      Capital expenditures                                                (3,266)            (5,813)
      Other investing activities                                           2,866              1,193
                                                                        --------           --------

             Net cash used in investing activities                       (24,153)            (4,620)
                                                                        --------           --------


  Cash flows from financing activities:
      Proceeds from revolving credit facility                             26,819             12,125
      Funds received from excess deposited for 10 1/4% bonds               2,032                 --
      Proceeds from sale of stock                                              1              2,549
      Retirement of 10 1/4% bonds                                         (1,500)                --
      Payment of prepetition liabilities                                  (1,086)            (1,647)
      Retirement of long-term debt                                          (316)               (25)
                                                                        --------           --------

             Net cash provided by financing activities                    25,950             13,002
                                                                        --------           --------

Effect of exchange rate changes on cash                                      (44)               (34)
                                                                        --------           --------

          Net increase (decrease) in cash and cash equivalents             1,118             (2,874)

Cash and cash equivalents at beginning of period                           7,404             10,651
                                                                        --------           --------

Cash and cash equivalents at end of period                              $  8,522              7,777
                                                                        ========           ========

Interest paid                                                           $  9,890             10,353
                                                                        ========           ========

Income taxes paid (refunded)                                            $   (183)               840
                                                                        ========           ========




See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

        The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in Insilco Holding Co. and Subsidiaries ("Holdings" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

(2)     Significant Transactions
        ------------------------

        The Company was involved in several material transactions in 1998 that resulted in significant changes to its debt and capital structure. The following is a brief description of these transactions, for further information see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        The Mergers. On August 17, 1998, a series of transactions involving the Company was completed. These transactions included, among other things, the formation by Insilco Holding Co., then a wholly owned subsidiary of Insilco Corporation ("Insilco"), of a wholly owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into Insilco (the "Reorganization Merger"), pursuant to which each stockholder of Insilco had his or her shares of Insilco converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of Insilco.

        Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate of Donaldson, Lufkin & Jenrette Merchant Banking ("DLJMB") merged with and into Holdings (the "Merger," and together with the Reorganization Merger, the "Mergers") and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings Common Stock. Thus, as a result of the Mergers, each stockholder of Insilco, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock. Concurrently with the consummation of the Mergers, the DLJMB Funds purchased 1,400,000 shares of Holdings 15% Senior Exchangeable Preferred Stock due 2010 (the "PIK Preferred Stock"), and warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.001 per share.

        Following the Mergers, (i) Insilco's existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (ii) the

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

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

        The Merger Financing: The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount Notes due 2008 (the "14% Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share, (ii) the issuance by Holdings to the DLJMB Funds, CVC and certain members of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which were converted into Holdings Common Stock in the Merger),
        (iii) the issuance to the DLJMB Funds for an aggregate consideration of $35.0 million of 1,400,000 shares of the PIK Preferred Stock by Holdings and the DLJMB Warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $.001 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "Existing Credit Facility").

        Refinancing of 10 1/4% Subordinated Debt. As a result of the Mergers, the Company, through Insilco, was required to make an offer to purchase all of Insilco's outstanding $150 million 10 1/4% Senior Subordinated Notes due 2007 (the "10 1/4% Notes") at 101% of their aggregate principal amount, plus accrued interest. To fund a portion of the repurchase of the 10 1/4% Notes, the Company, through Insilco, sold $120 million of 12% Senior Subordinated Notes due 2007 (the "12% Notes") with warrants to purchase 62,400 shares of Holdings Common Stock at $45 per share on November 9, 1998. The balance of the repurchase was funded by borrowings under Insilco's Credit Facilities.

        In addition, on November 24, 1998, the Company amended and restated Insilco's Bank Credit Agreement to, among other things, provide for two Credit Facilities: a $175 million Revolving Facility and a $125 million Term Facility.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months ended March 31, 1998, which assumes these transactions occurred at the beginning of the period, compared to actual results for the three months ended March 31, 1999 are as follows (in thousands, except per share data):

                                                                          Three Months Ended
                                                                                March 31,
                                                                        -----------------------
                                                                            1999          1998
                                                                            ----          ----

          Net sales                                                      $ 126,899      117,305
          Loss available to common                                          (2,362)      (1,591)

          Diluted earnings (loss) per share available to common              (1.47)       (1.00)

(3)     Purchase of EFI
        ---------------

        On January 25, 1999, the Company, through Insilco, purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc., collectively referred to as EFI, a precision stamping manufacturer, for $23.7 million, including estimated costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Facility. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

        The allocation of purchase price reflected in the March 31, 1999 condensed consolidated balance sheet is preliminary and is pending appraisals of property, plant and equipment, actuarial valuations of retiree medical benefits, estimated costs of plans to exit certain EFI activities, and a final purchase price adjustment based on EFI's January 25, 1999 ending net working capital. The Company expects to have these items quantified by the third quarter of 1999. As of March 31, 1999, a preliminary $10.4 million of excess cost over the book value of the acquired assets is included in "other assets and deferred charges".

(4)     Inventories
        -----------

        Inventories consisted of the following (in thousands):


                                             March 31,        December 31,
                                               1999              1998
                                             --------          --------

          Raw materials and supplies          $26,289           27,238
          Work-in-process                      35,977           23,559
          Finished goods                       19,146           13,768
                                              -------          -------

                  Total inventories           $81,412           64,565
                                              =======          =======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

(5)     Capital Stock and Warrants
        --------------------------

        Through March 31, 1999, the Company accreted $3.4 million towards the payment of dividends on the PIK Preferred Stock.

        As of March 31, 1999, all of the 65,603 PIK Preferred Stock warrants to purchase 65,603 shares of the Company's Common Stock at a purchase price of $0.001 per share were exercised. In addition, 69,000 of the 14% Note warrants to purchase 22,425 shares of the Company's Common Stock at a purchase price of $0.01 per share were exercised and 69,000 warrants to purchase 22,425 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding as of March 31, 1999.

(6)     Contingencies
        -------------

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

(7)     Segment Information
        -------------------

        There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's December 31, 1998 consolidated financial statements.

        Summary financial information by business segment is as follows (in thousands):

                                                                    Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                1999                 1998
                                                                ----                 ----
Net Sales:
   Automotive Components                                     $  56,881              54,469
   Technologies                                                 55,414              50,210
   Specialty Publishing                                          6,460               5,018
   Other                                                         8,144               7,608
                                                             ---------           ---------

                                                             $ 126,899             117,305
                                                             =========           =========

Operating income:
   Automotive Components                                     $   5,965               6,486
   Technologies                                                  4,787               6,446
   Specialty Publishing                                           (584)               (390)
   Other                                                           453                 118
   Unallocated amounts:
       Corporate expenses                                       (1,980)             (2,259)
       Significant legal expenses                                  (58)               (256)
       Severance and write-downs                                  (261)               (370)
                                                             ---------           ---------

         Total operating income                                  8,322               9,775

   Interest expense                                            (11,248)             (6,877)
   Interest income                                                  15                  51
   Equity in net income of Thermalex                               980                 716
   Other income, net                                               154                 613
                                                             ---------           ---------

        Income (loss) from operations before income
          taxes                                              $  (1,777)              4,278
                                                             =========           =========

        A summary of identifiable assets by segment follows (in thousands):

                               March 31,         December 31,
                                 1999               1998
                               --------           ---------
Automotive Components          $132,674           135,525
Technologies                    125,495            96,742
Specialty Publishing             58,861            42,073
Other                            17,588            17,342
Corporate                        35,055            35,592
                               --------          --------

    Total                      $369,673           327,274
                               ========          ========

The significant increase in identifiable assets of Technologies relates to the acquisition of EFI in January 1999 (see Note 3).

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

(8)    Comprehensive Income
       --------------------

       Comprehensive income (loss) was ($923,000), and $2,800,000 for the three months ended March 31, 1999 and 1998, respectively, including other comprehensive income consisting of foreign currency translation adjustments totaling $16,000 and $19,000 respectively.

(9)    Related Party Transactions
       --------------------------

       In the first quarter of 1999, the Company received from Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), an affiliate of DLJMB, $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998. In addition, the Company paid DLJSC advisory fees of $100,000 and at March 31, 1999 had a payable to DLJSC of $186,000 as a retainer fee for investment banking services.

(10)   Earnings Per Share
       ------------------

       The components of basic and diluted earnings per share were as follows (in thousands):

                                                                        Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                      1999                  1998
                                                                      ----                  ----


          Net income (loss)                                       $      (939)                2,781
          Preferred stock dividends                                    (1,423)                   --
                                                                  -----------           -----------

            Net income (loss) available for common                $    (2,362)                2,781
                                                                  ===========           ===========

          Average outstanding shares of common stock                1,602,823             4,086,100
          Dilutive effect of stock options                                 --               108,477
                                                                  -----------           -----------

            Common stock and common
              stock equivalents                                     1,602,823             4,194,577
                                                                  ===========           ===========

          Earnings (loss) per share available to common:
            Basic                                                 $     (1.47)                 0.68
                                                                  ===========           ===========

            Diluted                                               $     (1.47)                 0.66
                                                                  ===========           ===========

(11)    Dividend Restrictions
        ---------------------

        The Company is a holding company and its ability to make payments in respect of the 14% Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries. Insilco and its subsidiaries are parties to the Existing Credit Facility and Insilco is party to the 10 1/4% Note Indenture, each of which imposes substantial restrictions on Insilco's ability to pay dividends or make other distributions to the Company. Any payment of dividends or other distributions will be subject to certain financial conditions set forth in such indenture and is subject to certain prohibitions contained in the Existing Credit Facility. Under the most restrictive covenants, $0.8 million was free of limitations on the payment of dividends or other distributions at March 31, 1999.

                       INDEPENDENT AUDITORS' REVIEW REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO HOLDING CO.:

We have reviewed the condensed consolidated balance sheet of Insilco Holding Co. and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Holding Co. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1999, except as to the fourth paragraph of Note 7, which is as of March 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Columbus, Ohio
May 3, 1999                                                             KPMG LLP

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The Company consummated several material transactions in 1998 that resulted in significant changes to its debt and capital structure. As a result of these transactions, the Company's condensed consolidated results for the three months ended March 31, 1999 and 1998 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of 1998 and additional details are presented in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

The discussion that follows is based on a management approach and is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for summary financial information by business segment.

Consolidated Results of Operations. Net sales for the three months ended March 31, 1999 increased $9.6 million, or 8% , to $126.9 million from $117.3 million in the same period last year. Sales in the Automotive Components segment increased $2.4 million or 4% over last year due to higher transmission component, heat exchanger tubing, and vehicle heat exchanger sales. Sales in the Technologies segment increased $5.2 million or 10%. Contributing to this increase in sales was the January 25, 1999 acquisition of EFI. Seasonal sales from the Specialty Publishing segment increased 28% due to the timing of yearbook shipments. Finally, other segment sales, which include tubing-mill machinery and equipment and welded stainless steel tubing products, increased a combined $0.5 million, or 7%.

Operating income for the three months ended March 31, 1999 decreased $1.5 million, or 15%, to $8.3 million from $9.8 million in the same period last year. Operating income in the Automotive Components segment decreased $0.5 million, or 8%. This decrease was due to lower aftermarket sales, which generally provided higher margins and was partially offset by improved margins on vehicle heat exchangers. Operating income from the Technologies segment declined $1.6 million or 26%. This decline was due to lower absorption of stamping, cable assembly and transformer overhead. Operating income from the Specialty Publishing segment was down $0.2 million from last year due to the timing of the recognition of certain expenses. Other segment operating income increased $0.4 million, as a result of a lower operating loss from the Company's tube-mill equipment and machinery product line.

Interest expense for the period increased $4.3 million to $11.2 million from $6.9 million last year, reflecting higher interest rates on the Company's 1998 debt offerings and higher debt levels as a result of the EFI acquisition in January 1999 and the Mergers which occurred in August 1998 (See Note 2 of the Notes to the Condensed Consolidated Financial Statements).

The Company had an income tax benefit for the period of $0.8 million compared to an expense of $1.5 million last year due to the loss before taxes resulting from the increased interest expense and to a lesser degree, lower operating income in the first quarter of 1999.

Automotive Components Segment. Net sales for the three months ended March 31, 1999 increased $2.4 million, or 4%, to $56.9 million from $54.5 million in the same period last year. This increase was due to higher transmission component, heat exchanger tubing, and vehicle heat exchanger sales, which were up 3%, 12%, and 12%, respectively. Partially offsetting these sales was a 20% decrease in industrial radiator sales due to a general softness in this market sector.

Operating income for the period decreased $0.5 million, or 8%, to $6.0 million from $6.5 million last year. The decrease was due to lower aftermarket sales, which generally provide higher margins, and lower absorption of heat exchanger overhead, due to lower sales of industrial radiators. These decreases were partially offset by improved margins on vehicle heat exchangers. Operating income as a percent of sales fell to 10.5% from 11.9%, reflecting the mix change and lower overhead absorption.

Technologies Segment. Net sales for the period increased $5.2 million, or 10%, to $55.4 million from $50.2 million last year. Sales from the acquisition of EFI and the acquisition of two cable assembly facilities in Ireland, which were all purchased after March 31, 1998, accounted for $6.5 million and $2.8 million, respectively, in new revenues. In addition, connector sales continue to remain strong and were up 9% from last year. Offsetting these gains were lower transformer, cable assembly, and precision stampings sales, which were collectively down 14% from last year.

Operating income for the three months ended March 31, 1999 decreased $1.6 million, or 26%, to $4.8 million from $6.4 million in the same period last year. The decline in operating income was due to lower absorption of stamping, cable assembly, and transformer overhead. Operating profit as a percent of sales fell to 8.5% from 12.8%, reflecting the lower overhead absorption and pricing pressure on connector products.

Specialty Publishing Segment. Seasonal sales for the three months ended March 31, 1999 increased $1.5 million, or 28%, to $6.5 million from $5.0 million last year due to the timing of yearbook shipments.

The seasonal operating loss for the period increased $0.2 million to $0.6 million from $0.4 million last year due to the timing of the recognition of certain expenses. The company expects to finish its spring season with higher on-time deliveries and lower expediting costs, which are expected to increase operating income as compared to last year.

Other Segment. Net sales for the three months ended March 31, 1999 increased $0.5 million, or 7%, to $8.1 million from $7.6 million last year. Sales of tubing-mill machinery and equipment and welded stainless steel tubing products increased 13.2% and 5.6%, respectively.

Operating income for the period increased $0.4 million to $0.5 million from $0.1 million last year as a result of a lower operating loss from the Company's tube-mill equipment and machinery product line.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the three months ended March 31, 1999, net cash used in operating activities was $0.6 million compared to $11.2 million used in operating activities during same period last year. The $10.6 million reduction in cash requirements due to improved working capital management, primarily accounts receivable and accounts payable. In addition, the Company received higher customer deposits from its Specialty Publishing customers.

On February 16, 1999, the Company paid $3.8 million in cash as its semi-annual payment of interest on its 12% Senior Subordinated Notes due 2007.

Investing Activities. Capital expenditures for the period were $2.5 million less than the comparable period for 1998. The Company expects its 1999 capital expenditures to be flat compared to 1998. Capital spending allocations during the period were 46% to the Automotive Components segment and 47% to the Technologies segment.

The Company's acquisition of EFI was funded by borrowings under its Revolving Credit Facility (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). In addition, the Company received a cash dividend of $2.9 million from its investment in Thermalex compared to $1.3 million in the first quarter of 1998.

Financing Activities. During the period, the Company purchased $1.5 million in outstanding 10 1/4% Senior Notes. The Company also paid cash of $0.3 million in principal on its Term Loan Facility.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line-of-credit agreement. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes and debt repayment for the foreseeable future.

Accumulated Deficit. At March 31, 1999, the Company had a stockholders' deficit totaling $238.5 million, which is a result of both the Mergers (see Note 2 of the Notes to the Condensed Consolidated Financial Statements) and the 1997 share repurchases as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

The Company's general policy is to use foreign currency borrowings as needed to finance its foreign currency denominated assets. The Company uses such borrowings to reduce its asset exposure to the effects of changes in exchange rates - not as speculative investments. As of March 31, 1999, the Company did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the first quarter of 1999, the Company had $215.7 million in variable rate debt outstanding. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.2 million. As of March 31, 1999, the Company had no interest rate derivative instruments in place for managing interest rate risks.

THE YEAR 2000 ISSUES

As is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company commenced an assessment in 1996 of the potential effects of the Year 2000 issue on the Company's business, financial condition and results of operations. To date, the costs incurred to implement the Company's Year 2000 compliance program have been immaterial. Management estimates these costs will remain immaterial through its completion of the program. Management's assessment of the risks associated with its Year 2000 program and the status of the Company's contingency plans are unchanged from that described in the 1998 Annual Report on Form 10-K.

The Company's plans to complete its Year 2000 compliance program are based on management's best estimates, which are based on numerous assumptions about future events including the continued availability of certain resources and other factors. Therefore, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about Year 2000 should be read in conjunction with the Company's disclosures under the heading Forward Looking Information.

FORWARD-LOOKING INFORMATION.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by this item is provided under the caption "Market Risk and risk Management" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
               (None)

ITEM 2.        CHANGES IN SECURITIES
               (None)

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               (None)

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
               (None)

ITEM 5.        OTHER INFORMATION
               (None)

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27   -   Financial Data Schedule

          (b)  Reports on Form 8-K

               (None)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INSILCO HOLDING CO
                                             ----------------------------

Date: May 17, 1999                           By:  /s/ David A. Kauer
                                                ------------------------------
                                                David A. Kauer
                                                Vice President and
                                                Chief Financial Officer