Form 10-Q
period 1999-06-30
INSILCO HOLDING CO
filed 1999-08-10
CIK 1068049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 3, 1999, 1,455,392 shares of common stock, $.001 par value, were outstanding.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                               Page
                                                                               ----
PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.    Financial Statements (unaudited)                                      4

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                              16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk            21

PART II.   OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                    22

Item 2.    Changes in Securities and Use of Proceeds                            22

Item 3.    Defaults upon Senior Securities                                      22

Item 4.    Submission of Matters to a Vote of Securities Holders                22

Item 5.    Other Information                                                    22

Item 6.    Exhibits and Reports on Form 8-K                                     23

                      INSILCO HOLDING CO. AND SUBSIDIARIES





                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
            --------------------------------
                                                                                PAGE
                                                                                ----
            Condensed Consolidated Balance Sheets at June 30, 1999                4
              and December 31, 1998

            Condensed Consolidated Statements of Operations for the three         5
              months and six months ended June 30, 1999 and 1998

            Condensed Consolidated Statements of Cash Flows for the               6
              six months ended June 30, 1999 and 1998

            Notes to the Condensed Consolidated Financial Statements              7

            Independent Auditors' Review Report                                  15

                      INSILCO HOLDING CO. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                        June 30,        December 31,
                                                                                          1999              1998
                                                                                       ---------        ---------
                                                                                      (Unaudited)         (Note 1)
                            Assets
                            ------
Current assets:
   Cash and cash equivalents                                                           $  10,164            7,404
   Trade receivables, net                                                                 93,018           74,969
   Other receivables                                                                       6,219            4,337
   Receivables from related party                                                             --            4,882
   Inventories, net                                                                       65,452           64,565
   Deferred taxes                                                                          2,099            6,143
   Prepaid expenses and other current assets                                               4,544            4,387
                                                                                       ---------        ---------

        Total current assets                                                             181,496          166,687

Property, plant and equipment, net                                                       123,671          114,756
Deferred taxes                                                                             8,177            1,902
Other assets and deferred charges                                                         47,779           43,929
                                                                                       ---------        ---------

        Total assets                                                                   $ 361,123          327,274
                                                                                       =========        =========

             Liabilities and Stockholders' Deficit
             -------------------------------------

Current liabilities:
   Current portion of long-term debt                                                   $   1,264            1,265
   Accounts payable                                                                       37,344           34,513
   Accrued expenses and other                                                             71,679           64,333
                                                                                       ---------        ---------

        Total current liabilities                                                        110,287          100,111

Long-term debt, excluding current portion                                                411,855          383,062
Other long-term obligations, excluding current portion                                    47,371           46,329
Minority interest                                                                            100               --
15% Preferred Stock; 3,000,000 shares authorized;  1,497,890 shares and
 1,400,000 shares issued and outstanding at June 30, 1999 and December
 31, 1998, respectively                                                                   36,993           34,094
Stockholders' deficit:
   Common stock, $.001 par value; 1,500,000 shares authorized;
     1,472,487 shares and 1,384,614 shares issued and outstanding
     at June 30, 1999 and December 31, 1998, respectively                                      1                1
   Other stockholders' deficit                                                          (245,484)        (236,323)
                                                                                       ---------        ---------

Contingencies (See Note 6)

        Total liabilities and stockholders' deficit                                    $ 361,123          327,274
                                                                                       =========        =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                         -----------------------           ----------------------
                                                         1999             1998             1999             1998
                                                         ----             ----             ----             ----
Sales                                                 $ 178,437          170,018          305,336          287,323
Cost of products sold (1999 includes $3,156 of
restructuring expenses)                                 123,917          115,053          219,922          200,671
Depreciation and amortization                             6,927            6,403           11,785           10,643
Selling, general and administrative expenses
 (1999 includes $211 of restructuring expenses)          36,745           33,032           54,459           50,704
Merger fees                                                  --            1,340               --            1,340
Restructuring charge                                      5,515               --            5,515               --
                                                      ---------        ---------        ---------        ---------

   Operating income                                       5,333           14,190           13,655           23,965
                                                      ---------        ---------        ---------        ---------

Other income expense:
  Interest expense                                      (12,353)          (6,928)         (23,601)         (13,805)
  Interest income                                           278               21              293               72
  Equity in net income of Thermalex                         961              734            1,941            1,450
  Other income, net                                         106            1,413              260            2,026
                                                      ---------        ---------        ---------        ---------

   Total other expense                                  (11,008)          (4,760)         (21,107)         (10,257)
                                                      ---------        ---------        ---------        ---------

   Income (loss) before income taxes                     (5,675)           9,430           (7,452)          13,708

Income tax benefit (expense)                                497           (4,997)           1,335           (6,494)
                                                      ---------        ---------        ---------        ---------

   Income (loss)                                         (5,178)           4,433           (6,117)           7,214

Preferred stock dividend                                 (1,477)              --           (2,900)              --
                                                      ---------        ---------        ---------        ---------

   Net income (loss) available to common              $  (6,655)           4,433           (9,017)           7,214
                                                      =========        =========        =========        =========


Earnings (loss) available per common share:


   Basic net income (loss)                            $   (3.98)            1.06            (5.51)            1.74
                                                      =========        =========        =========        =========


   Diluted net income (loss)                          $   (3.98)            1.02            (5.51)            1.69
                                                      =========        =========        =========        =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                             ---------------------
                                                                             1999             1998
                                                                             ----             ----
Cash flows from operating activities:
  Net income (loss)                                                        $ (6,117)          7,214
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                          11,785          10,643
      Deferred taxes                                                         (2,130)          3,917
      Other noncash charges and credits                                       7,046          (1,822)
      Change in operating assets and liabilities:
        Receivables                                                         (15,926)        (18,009)
        Inventories                                                           1,829          (1,189)
        Prepaids                                                                335            (546)
        Payables                                                                723          (3,002)
        Other current liabilities and other                                   8,221          (1,016)
                                                                           --------        --------

             Net cash provided by (used in) operating activities              5,766          (3,810)
                                                                           --------        --------

  Cash flows from investing activities:
      Acquisition, net of cash acquired                                     (25,340)             --
      Capital expenditures                                                   (7,729)        (10,884)
      Other investing activities                                              2,866           1,621
                                                                           --------        --------

             Net cash used in investing activities                          (30,203)         (9,263)
                                                                           --------        --------


  Cash flows from financing activities:
      Proceeds from revolving credit facility                                28,396           8,952
      Funds received from excess deposited for 10 1/4% bonds                  2,032              --
      Proceeds from sale of minority interest                                   100              --
      Proceeds from sale of stock                                                 1           3,281
      Retirement of 10 1/4% bonds                                            (1,526)             --
      Payment of prepetition liabilities                                     (1,086)         (1,647)
      Retirement of long-term debt                                             (633)         (1,166)
                                                                           --------        --------

             Net cash provided by financing activities                       27,284           9,420
                                                                           --------        --------

Effect of exchange rate changes on cash                                         (87)            (15)
                                                                           --------        --------

          Net increase (decrease) in cash and cash equivalents                2,760          (3,668)

Cash and cash equivalents at beginning of period                              7,404          10,651
                                                                           --------        --------

Cash and cash equivalents at end of period                                 $ 10,164           6,983
                                                                           ========        ========

Interest paid                                                              $ 15,594          13,453
                                                                           --------        ========

Income taxes paid                                                          $    179           1,114
                                                                           ========        ========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1999

(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1999

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

        Immediately prior to the effectiveness of the Reorganization Merger, each outstanding option to acquire shares of the common stock of Insilco granted to employees and directors, whether or not vested (the "Options") was canceled and, in lieu thereof, each holder of an Option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the Option multiplied by (y) the number of shares subject to the Option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such Options elected to utilize amounts otherwise receivable by them to purchase equity or equity units of Holdings.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1999

        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and six months ended June 30, 1998, which assumes these transactions occurred at the beginning of the period, compared to actual results for the three months and six months ended June 30, 1999 are as follows (in thousands, except per share data):

                                                           Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                           -------------------          -------------------
                                                           1999           1998          1999           1998
                                                           ----           ----          ----           ----
                   Net sales                             $178,437        170,018       305,336        287,323
                   Income (loss) available to common       (6,655)         2,559        (9,017)           968

                   Diluted earnings (loss) per share
                    available to common                     (3.98)          1.62         (5.51)          0.61

(3)   Purchase of EFI
      ---------------

      On January 25, 1999, the Company, through Insilco, purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc. (collectively referred to as "EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The preliminary excess of the purchase price over the net identifiable assets acquired of $3,676,000 includes costs for employee terminations, facility closure and related costs of $382,000, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years and is pending the calculation of deferred taxes. In addition, the Company also entered into a Sales Participation Agreement which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

(4)   Inventories
      -----------

      Inventories consisted of the following (in thousands):

                                                June 30,          December 31,
                                                  1999                 1998
                                                  ----                 ----

          Raw materials and supplies            $27,101               27,238
          Work-in-process                        23,180               23,559
          Finished goods                         15,171               13,768
                                                -------               ------

                  Total inventories             $65,452               64,565
                                                =======               ======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1999

(5)     Capital Stock and Warrants
        --------------------------

        Through June 30, 1999, the Company accreted $4.8 million towards the payment of dividends on the PIK Preferred Stock.

        As of June 30, 1999, all of the 65,603 PIK Preferred Stock warrants to purchase 65,603 shares of the Company's Common Stock at a purchase price of $0.001 per share were exercised. In addition, 69,000 of the 14% Note warrants to purchase 22,425 shares of the Company's Common Stock at a purchase price of $0.01 per share were exercised and 69,000 warrants to purchase 22,425 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding as of June 30, 1999.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1999

(7)     Segment Information
        -------------------

        There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's December 31, 1998 consolidated financial statements.

        Summary financial information by business segment is as follows (in thousands):

                                                                 Three Months Ended             Six Months Ended
                                                                       June 30,                     June 30,
                                                                --------------------          --------------------

                                                                1999            1998          1999            1998
                                                                ----            ----          ----            ----
        Net Sales:
           Automotive Components                              $ 56,213         54,435        113,094        108,904
           Technologies                                         55,848         48,807        111,262         99,017
           Specialty Publishing                                 59,606         59,523         66,066         64,541
           Other                                                 6,770          7,253         14,914         14,861
                                                              --------      ---------      ---------      ---------

                                                              $178,437        170,018        305,336        287,323
                                                              ========      =========      =========      =========

        Operating income:
           Automotive Components                              $  6,037          6,515         12,002         13,001
           Technologies                                          4,725          6,132          9,512         12,578
           Specialty Publishing                                  7,850          5,389          7,266          4,999
           Other                                                   (14)           234            439            352
           Unallocated amounts:
               Corporate expenses                               (1,739)        (1,704)        (3,719)        (3,963)
               Significant legal, professional and merger
                expenses                                        (2,445)        (2,046)        (2,503)        (2,302)
               Severance write-downs and other                  (9,081)          (330)        (9,342)          (700)
                                                              --------      ---------      ---------      ---------

                 Total operating income                          5,333         14,190         13,655         23,965

           Interest expense                                    (12,353)        (6,928)       (23,601)       (13,805)
           Interest income                                         278             21            293             72
           Equity in net income of Thermalex                       961            734          1,941          1,450
           Other income, net                                       106          1,413            260          2,026
                                                              --------      ---------      ---------      ---------

                Income (loss) from operations before
                  income taxes                                $ (5,675)         9,430         (7,452)        13,708
                                                              ========      =========      =========      =========


        A summary of identifiable assets by segment follows (in thousands):

                                                                   June 30,              December 31,
                                                                    1999                    1998
                                                                    ----                    ----
   Automotive Components                                          $133,751                135,525
   Technologies                                                    125,155                 96,742
   Specialty Publishing                                             52,583                 42,073
   Other                                                            12,173                 17,342
   Corporate                                                        37,461                 35,592
                                                                  --------                -------

       Total                                                      $361,123                327,274
                                                                  ========                =======

       The significant increase in identifiable assets of Technologies relates to the acquisition of EFI in January 1999 (see Note 3).

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1999

(8)    Comprehensive Income
       --------------------

       Comprehensive income (loss) was ($5,510,000), and $4,504,000 for the three months ended June 30, 1999 and 1998, respectively, including other comprehensive income consisting of foreign currency translation adjustments (losses) totaling ($332,000) and $71,000 respectively.

       Comprehensive income (loss) for the six months ended June 30, 1999 and 1998 was ($6,433,000) and $7,304,000, respectively, including other comprehensive income consisting of foreign currency translation adjustments (losses) totaling ($316,000) and $90,000, respectively.

(9)    Related Party Transactions
       --------------------------

       In the first quarter of 1999, the Company received from Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), an affiliate of DLJMB, $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998. In addition, the Company paid DLJSC advisory and retainer fees of $500,000 and $110,000 respectively, year to date June 30, 1999, and at June 30, 1999 had a payable to DLJSC of $150,000 of retainer fees for investment banking services.

(10)   Earnings Per Share
       ------------------

       The components of basic and diluted earnings per share were as follows (in thousands except per share data):

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                            ------------------        ------------------
                                                            1999          1998        1999          1998
                                                            ----          ----        ----          ----
        Net income (loss)                                  $(5,178)       4,433      (6,117)       7,214
        Preferred stock dividends                           (1,477)          --      (2,900)          --
                                                           -------      -------     -------      =======

          Net income (loss) available for common           $(6,655)       4,433      (9,017)       7,214
                                                           =======      =======     =======      =======

        Average outstanding shares of common stock           1,671        4,198       1,637        4,141
        Dilutive effect of stock options                        --          149          --          129
                                                           -------      -------     -------      -------

          Common stock and common
            stock equivalents                                1,671        4,347       1,637        4,270
                                                           =======      =======     =======      =======

        Earnings (loss) per share available to common:
          Basic                                            $ (3.98)        1.06       (5.51)        1.74
                                                           =======      =======     =======      =======

          Diluted                                          $ (3.98)        1.02       (5.51)        1.69
                                                           =======      =======     =======      =======

(11)    Dividend Restrictions
        ---------------------

        The Company is a holding company and its ability to make payments in respect of the 14% Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1999

        Insilco and its subsidiaries are parties to the Existing Credit Facility and Insilco is party to the 12% Note Indenture, each of which imposes substantial restrictions on Insilco's ability to pay dividends or make other distributions to the Company. Any payment of dividends or other distributions will be subject to certain financial conditions set forth in such indenture and is subject to certain prohibitions contained in the Existing Credit Facility. Under the most restrictive covenants, $0.8 million was free of limitations on the payment of dividends or other distributions at June 30, 1999.

(12)    Restructuring and Plant Closing Costs
        -------------------------------------

        In the second quarter of 1999, the Company approved plans to reduce its corporate office staff, restructure certain of its heat exchanger and tubing manufacturing facilities, and close its heat exchanger machinery and equipment manufacturing operations (McKenica) with the objectives of lowering operating costs and focusing resources on core business units.

        The estimated cost of these actions is $8,882,000 which has been reflected in cost of sales ($3,156,000), SG&A ($211,000) and restructuring and plant closing costs ($5,515,000). The charge consisted of employee separation costs of $3,040,000, asset impairments of $854,000 remaining noncancellable lease costs $1,267,000 and other exit costs of $3,721,000. Employee separations occurred at manufacturing facilities affected by the plan and at the corporate office. The decision to exit the heat exchanger machinery and equipment business decreased cash flows triggering the asset impairment. The amount of impairment of such assets was based on the estimated net realizable market value of the assets.

        Special charges recorded during the quarter and related accruals in thousands were as follows:

                                                        Charges for the     Accrual
                                                       Six Months ended      As of
                                                        June 30, 1999     June 30, 1999
                                                        -------------     -------------
        Restructuring charges:
           Employee separations                             $3,040           3,040
           Other exit costs                                  3,721           1,363
           Remaining noncancellable lease costs              1,267           1,267
                                                            ------          ------
             Subtotal                                        8,028           5,670
                                                            ------          ======
           Asset impairments                                   854
                                                            ------
             Total restructuring and plant closing
              costs                                         $8,882
                                                            ======

        The headcount reduction from these activities is approximately 115 employees. Other exit costs consist of inventory write-downs, losses on remaining percentage of completion contracts and additional warranty costs, which are included primarily in cost of sales and SG&A and relate to the closing of the heat exchanger machinery and equipment business. The accrual of $5,670,000 is included in accrued expenses and other.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1999

(13)    Subsequent Event
        ----------------

        On July 20, 1999, the Company through a newly created wholly-owned subsidiary, Thermal Transfer Acquisition Corporation, completed its merger with Thermal Transfer Products to form Thermal Transfer Products Limited ("Thermal Transfer"). Thermal Transfer, a wholly owned subsidiary of Insilco Corporation, is a leading manufacturer of industrial oil coolers and other heat exchanger products and is based in Racine, Wisconsin.

        The purchase price of $27.2 million, including estimated costs to complete the transaction, has not yet been allocated and is pending asset appraisals. The Company expects to have all costs quantified within one year of the date of acquisition and will account for the acquisition as a purchase. The Company is currently evaluating an appropriate period for amortizing any goodwill that might result from this transaction. The Company financed the acquisition through its credit facilities.

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO HOLDING CO.:

We have reviewed the condensed consolidated balance sheet of Insilco Holding Co. and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Columbus, Ohio
July 30, 1999                                               KPMG LLP

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

                                    OVERVIEW

The Company consummated several material transactions in 1998 that resulted in significant changes to its debt and capital structure. As a result of these transactions, the Company's condensed consolidated results for the three-month and six-month periods ended June 30, 1999 and 1998 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, and additional details are presented in
Note 2 of the Notes to the Condensed Consolidated Financial Statements.

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

  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998
  -----------------------------------------------------------------------------

Consolidated Results of Operations. Our results for the second quarter of 1999 were impacted by the following:

      o We announced the closing of our heat exchanger machinery and equipment business (McKenica) and took a $5.8 million charge relating to this action in the quarter.
      o We announced the restructuring of our corporate staff and related operations and took a $3.0 million charge relating to this action in the quarter.
      o As part of our re-organization, we created a separate legal entity to better manage our future health care costs. Consulting fees relating to the analysis of potential cost benefits and the expense of establishing this subsidiary were $1.8 million and are included in significant legal, professional and merger expenses.
      o We incurred $0.3 million of severance costs relating to rationalization activities within our operating units and $0.6 million of legal fees relating to our antitrust and other significant legal cases.

Similarly, our results for the second quarter of 1998 were impacted by the following:

      o Merger fees relating to the August 1998 merger with DLJMB of $1.3 million were incurred and are included in significant legal, professional and merger expenses (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).
      o We incurred $0.7 million in legal fees relating to our antitrust and other significant legal cases and these expenses are included in significant legal, professional and merger expenses.
      o We incurred severance costs relating to Corporate staff reductions of $0.3 million.

Our net sales for the three months ended June 30, 1999 increased $8.4 million, or 5%, to $178.4 million from $170.0 million for the same period last year. Sales in the Automotive Components segment increased $1.8 million or 3% over last year as a result of higher transmission component, vehicle heat exchanger, and heat exchanger tubing sales. Sales in the Technologies segment increased $7.0 million or 14%. Contributing to this increase in sales was this year's acquisition of EFI in January and last year's acquisitions of two Ireland cable assembly operations in the second half. Seasonal sales from the Specialty Publishing segment were flat because of accelerated yearbook shipments in the previous quarter. Finally, other segment sales, which includes heat exchanger machinery and equipment and welded stainless tubing products, declined $0.5 million or 7%.

Operating income for the three months ended June 30, 1999 decreased $8.9 million to $5.3 million from $14.2 million for the same period last year. The 1999 and 1998 results reflect $11.5 million and $2.4 million, respectively, in charges and expenses relating to the actions mentioned earlier. Without these charges, operating income for the three months ended June 30, 1999, would have increased $0.2 million to $16.8 million from $16.6 million for the same period last year. Operating income for the Automotive Components segment declined $0.5 million or 7%. Aftermarket tubing sales, which generally provide higher margins for our tubing products, continue to lag behind the prior year and are offsetting higher operating income from our transmission component products. Operating income from the Technologies segment declined $1.4 million or 23% as a result of lower sales in the core product lines. Operating income from the Specialty Publishing segment rose $2.5 million or 46% as a result of process improvements and improved on-time deliveries. Other segment operating income decreased $0.2 million, as a result of a higher operating loss from our heat exchanger equipment and machinery operations.

Interest expense for the quarter ended June 30, 1999 increased $5.4 million to $12.3 million from $6.9 million last year, reflecting the higher interest rates of our 1998 debt offerings and higher debt levels as a result of our acquiring EFI and the merger with DLJMB.

Other income decreased $1.1 million due to several different one-time items in 1998.

We had an income tax benefit for the period of $0.5 million compared to an expense of $5.0 million last year due to the pre-tax loss in the second quarter of 1999.

Automotive Components Segment. Net sales for the quarter increased $1.8 million, or 3%, to $56.2 million from $54.4 million in the same period last year. Transmission component, vehicle heat exchanger, and heat exchanger tubing sales were up 9%, 8% and 5%, respectively, from the second quarter last year. Copper and brass tubing sales, which generally provide higher margins, declined 27% from the same period last year due to weaker demand for industrial and aftermarket radiators. As noted, sales of industrial radiators remain soft and trail last year's second quarter revenues by 14%. We believe the soft demand for industrial radiators is temporary and will improve as the demand for the end use products that drive the demand for our products improves.

Operating income for the period decreased $0.5 million, or 7%, to $6.0 million from $6.5 million last year. This decline was primarily the result of lower copper and brass tubing sales. Operating margins fell to 10.7% from 12.0% last year, reflecting the tubing mix change and lower industrial radiator sales.

Technologies Segment. Net sales for the period increased $7.0 million, or 14%, to $55.8 million from $48.8 million last year. Sales from our acquisition of EFI and two cable assembly operations in Ireland, which were all purchased after June 30, 1998, accounted for approximately $10.8 million in new revenues. Offsetting these new revenues were lower sales, which of existing products were down 9%. We continued to experience soft demand for transformer products during the quarter, but are now seeing increased order activity for these products. Connector sales were below last year due to lower unit shipments of plugs and price pressures on certain jack products.

Operating income for the quarter declined $1.4 million, or 23%, to $4.7 million from $6.1 million last year. The decline was due to the lower sales mentioned above. We are currently rationalizing our manufacturing facilities to better utilize our lower cost facilities, particularly for cable assemblies and transformer products. During the quarter we consolidated our two precision stamping facilities in El Paso, Texas into one facility. Operating margins fell to 8.5% from 12.6% last year reflecting lower sales and pricing pressures on certain connector products.

Specialty Publishing Segment. Seasonal net sales for the quarter were flat with last year at $59.6 million, because of accelerated yearbook shipments in the previous quarter.

Operating income rose $2.5 million, or 46%, to $7.9 million from $5.4 million, as a result of process improvements and improved on-time deliveries. We expect these improvements to carry over into the fall season, which ends in September.

Other Segment. Net sales declined $0.5 million, or 7%, to $6.8 million from $7.3 million last year. Sales of heat exchanger machinery and equipment fell 66% and during the quarter as we announced our plans to close this division and sell its equipment. Sales of welded stainless steel tubing products increased 6%.

Operating income decreased $0.2 million to breakeven from $0.2 million last year, as a result of a higher operating loss from our heat exchanger equipment and machinery operations.

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
    -------------------------------------------------------------------------

Consolidated Results of Operations. Our results for the first half of 1999 were impacted by the following:

      o We announced the closing of our heat exchanger machinery and equipment business (McKenica) and took a $5.8 million charge relating to this action.
      o We announced the restructuring of our corporate staff and related operations and took a $3.0 million charge relating to this action.
      o As part of our re-organization, we created a separate legal entity to better manage our future health care costs. Consulting fees relating to the analysis of potential cost benefits and the expense of establishing this subsidiary were $1.8 million and are included in significant legal, professional and merger expenses.
      o We incurred $0.5 million of severance costs relating to rationalization activities within our operating units and $0.7 million of legal fees relating to our and antitrust and other significant legal cases.

Similarly, our results for the first half of 1998 were impacted by the following:

      o Merger fees relating to the August 1998 merger with DLJMB of $1.3 million were incurred and are included in significant legal, professional and merger expenses (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).
      o We incurred $1.0 million in legal fees relating to our antitrust cases and other significant legal cases and these expenses are included in significant legal, professional and merger expenses.
      o We incurred severance costs relating to Corporate staff reductions of $0.7 million.

Our net sales for the six months ended June 30, 1999 increased $18.0 million, or 6%, to $305.3 million from $287.3 million for the same period last year. Sales in the Automotive Components segment increased $4.2 million or 4% over last year as a result of higher transmission component, vehicle heat exchanger, and heat exchanger tubing sales. Sales in the Technologies segment increased $12.3 million or 12%. Contributing to this increase in sales was this year's acquisition of EFI in January and last year's acquisitions of two Ireland cable assembly operations in the second half. Seasonal sales from the Specialty Publishing segment were up $1.5 million or 2%. Finally, other segment sales, which includes heat exchanger machinery and equipment and welded stainless tubing products were flat to the prior year.

Operating income for the six months ended June 30, 1999 decreased $10.3 million to $13.7 million from $24.0 million for the same period last year. The 1999 and 1998 results reflect $11.8 million and $3.0 million, respectively, in charges and expenses relating to the actions mentioned earlier. Without these charges, operating income for the six months ended June 30, 1999 would have decreased $1.5 million to $25.5 million from $27.0 million for the same period last year. Operating income for the Automotive Components segment declined $1.0 million or 8%. Aftermarket tubing sales, which generally provide higher margins for our tubing products, have lagged behind the prior year and are offsetting higher operating income from our transmission component and vehicle heat exchanger products. Operating income from the Technologies segment declined $3.1 million or 24% as a result of lower sales in core product lines. Operating income from the Specialty Publishing segment rose $2.3 million or 45% as a result of process improvements and improved on-time deliveries. Other segment operating income is flat with last year, excluding the shutdown costs incurred at the heat exchanger equipment and machinery operation.

Interest expense for the first half increased $9.8 million to $23.6 million from $13.8 million last year, reflecting the higher interest rates of our 1998 debt offerings and higher debt levels as a result of our acquiring EFI and the merger with DLJMB.

Other income decreased $1.3 million due to several different one-time items in 1998.

We had an income tax benefit for the period of $1.3 million compared to an expense of $6.5 million last year due to the pre-tax loss in the first half of 1999.

Automotive Components Segment. Net sales for the six month period increased $4.2 million, or 4%, to $113.1 million from $108.9 million in the same period last year. Transmission component, vehicle heat exchanger, and heat exchanger tubing sales were up 6%, 10% and 8%, respectively, from the same period last year. Copper and brass tubing sales, which generally provide higher margins, declined 32% from the same period last year due to weaker demand for industrial and aftermarket radiators. Sales of industrial radiators trail last year's first half revenues by 17%.

Operating income for the period decreased $1.0 million, or 8%, to $12.0 million from $13.0 million last year. This decline was the result of lower copper and brass tubing sales. Operating margins fell to 10.6% from 11.9% last year, reflecting the tubing mix change and lower industrial radiator sales.

Technologies Segment. Net sales for the period increased $12.3 million, or 12%, to $111.3 million from $99.0 million last year. Sales from our acquisition of EFI and two cable assembly operations in Ireland, which were all purchased after June 30, 1998, accounted for approximately $20.2 million in new revenues. Offsetting these new revenues were lower domestic cable assembly, transformer and precision stampings sales which collectively were down 8%, reflecting continuing weakness in worldwide demand for electronic components.

Operating income declined $3.1 million, or 24%, to $9.5 million from $12.6 million last year. The decline was due to the lower sales mentioned above. Operating margins fell to 8.5% from 12.7% last year reflecting lower sales and pricing pressures on certain connector products.

Specialty Publishing Segment. Seasonal net sales increased $1.5 million, or 2%, to $66.0 million from $64.5 million in the prior year period.

Operating income rose $2.3 million, or 45%, to $7.3 million from $5.0 million, as a result of process improvements and improved on-time deliveries.

Other Segment. Net sales were flat compared to the prior year. Sales of heat exchanger machinery and equipment fell 31%. Sales of welded stainless steel tubing products increased 6%.

Operating income was flat with last year, excluding the cost of the shutdown of the heat exchanger equipment and machinery operation.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the six months ended June 30, 1999, net cash provided by operating activities was $5.8 million compared to $3.8 million used in operating activities during same period last year. The $9.6 million reduction in cash requirements was due to improved working capital management, including accounts receivable inventories and accounts payable.

On February 16, 1999, we paid $3.8 million in cash as our payment of interest on our 12% Senior Subordinated Notes due 2007.

Investing Activities. Capital expenditures for the six months ended June 30, 1999 were $3.2 million less than the comparable period for 1998. We expect our 1999 capital expenditures to be consistent with 1998. Capital spending allocations during the period were 50% to the Automotive Components segment and 45% to the Technologies segment.

Our acquisition of EFI was funded by borrowings under our Revolving Credit Facility. In addition, we received a cash dividend of $2.9 million from its investment in Thermalex compared to a $1.3 million dividend received in the first quarter of 1998.

Financing Activities. During the first six months of 1999, we purchased the remaining $1.5 million of outstanding 10 1/4% Senior Notes. We also paid cash of $0.6 million in principal on our Term Loan Facility. On July 20, 1999 we purchased Thermal Transfer Products. The purchase price of $26.5 million included the acquisition of $3.9 million of cash. We financed this acquisition with borrowings from our revolving credit facility (see Note 11 of the Notes to the Condensed Consolidated Financial Statements).

We expect our principal sources of liquidity to be from our operating activities and funding from the revolving line-of-credit agreement. We further expect that these sources will enable us to meet our cash requirements for working capital, capital expenditures, interest, taxes and debt repayment for the foreseeable future.

Accumulated Deficit. At June 30, 1999, we had a stockholders' deficit totaling $245.5 million, which is a result of both the Mergers (see Note 2 of the Notes to the Condensed Consolidated Financial Statements) and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of June 30, 1999, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the second quarter of 1999, we had $216.0 million in variable rate debt outstanding. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.2 million. As of June 30, 1999, we had no interest rate derivative instruments in place for managing interest rate risks.

THE YEAR 2000 ISSUES

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 1998, we commenced an assessment in 1996 of the potential effects of the Year 2000 issue on our business, financial condition and results of operations. To date, the costs incurred to implement our Year 2000 compliance program have been immaterial. Our management estimates these costs will remain immaterial through its completion of the program. Management's assessment of the risks associated with its Year 2000 program and the status of our's contingency plans are unchanged from that described in the 1998 Annual Report on Form 10-K.

Our plans to complete our Year 2000 compliance program are based on our management's best estimates, which are based on numerous assumptions about future events including the continued availability of certain resources and other factors. Therefore, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The information above contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about Year 2000 should be read in conjunction with our disclosures under the heading Forward Looking Information.

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following: delays in new product introductions, lack of market acceptance of new products, changes in demand for our products, changes in market trends, operating hazards, general competitive pressures from existing and new competitors, effects of governmental regulations, changes in interest rates, and adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments. All subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

The information called for by this item is provided under the caption "Market Risk and Risk Management" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------
          (None)

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          (None)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          (None)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------
          (None)

ITEM 5.   OTHER INFORMATION
          -----------------
          (None)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

     (a)   Exhibits

           27   -   Financial Data Schedule

     (b)   Reports on Form 8-K

           A report, dated May 4, 1999, on Form 8-K was filed during the quarter ended June 30, 1999, pursuant to Items 5 and 7 of that form.

           A report, dated May 19, 1999, on Form 8-K was filed during the quarter ended June 30, 1999, pursuant to Items 5 and 7 of that form.

           A report, dated May 26, 1999, on Form 8-K was filed during the quarter ended June 30, 1999, pursuant to Items 5 and 7 of that form.

           A report, dated June 25, 1999, on Form 8-K was filed during the quarter ended June 30, 1999, pursuant to Items 5 and 7 of that form.

           A report, dated July 20, 1999, on Form 8-K was filed with the SEC August 4, 1999 pursuant to Items 2 and 7 of that form.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 INSILCO HOLDING CO


Date: August 9, 1999                             By: /s/ MICHAEL R. ELIA
                                                 ---------------------------
                                                     Michael R. Elia
                                                     Senior Vice President and
                                                     Chief Financial Officer