Form 10-Q
period 1999-09-30
INSILCO HOLDING CO
filed 1999-11-09
CIK 1068049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 1999, 1,455,335 shares of common stock, $.001 par value, were outstanding.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements (unaudited)                                    4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16

Item 3.   Quantitative and Qualitative Disclosure About Market Risk          22


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                  23

Item 2.   Changes in Securities and Use of Proceeds                          23

Item 3.   Defaults upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Securities Holders              23

Item 5.   Other Information                                                  23

Item 6.   Exhibits and Reports on Form 8-K                                   23

                      INSILCO HOLDING CO. AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)                                 Page
          --------------------------------                                 ----

          Condensed Consolidated Balance Sheets at September 30, 1999
          and December 31, 1998                                               4

          Condensed Consolidated Statements of Operations for the three
          months and nine months ended September 30, 1999 and 1998            5

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1999 and 1998                            6

          Notes to the Condensed Consolidated Financial Statements            7

          Independent Auditors' Review Report                                15

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       As of
                                                                           -----------------------------
                                                                           September 30,    December 31,
                                                                               1999             1998
                                                                           ------------     ------------
                                                                            (Unaudited)       (Note 1)
                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                                                $    14,735            7,404
  Trade receivables, net                                                        95,188           74,969
  Other receivables                                                             11,570            4,337
  Receivables from related party                                                   -              4,882
  Inventories, net                                                              64,381           64,565
  Deferred taxes                                                                 1,965            6,143
  Prepaid expenses and other current assets                                      4,563            4,387
                                                                           ------------     ------------
     Total current assets                                                      192,402          166,687

Property, plant and equipment, net                                             125,048          114,756
Deferred taxes                                                                   8,889            1,902
Other assets and deferred charges                                               49,485           43,929
                                                                           ------------     ------------
     Total assets                                                          $   375,824          327,274
                                                                           ============     ============


                      Liabilities and Stockholder's Deficit
                      -------------------------------------
Current liabilities:
  Current portion of long-term debt                                        $     1,264            1,265
  Accounts payable                                                              38,581           34,513
  Accrued expenses and other                                                    55,113           64,333
                                                                           ------------     ------------
     Total current liabilities                                                  94,958          100,111

Long-term debt, excluding current portion                                      435,438          383,062
Other long-term obligations, excluding current portion                          46,902           46,329
Minority interest                                                                  100              -
15% Preferred Stock; 3,000,000 shares authorized; 1,497,890 shares and 1,400,000 shares issued and outstanding at September 30, 1999
  and December 31, 1998, respectively                                           38,525           34,094
Stockholders' deficit:
  Common Stock, $.001 par value; 15,000,000 share authorized;
    1,455,335 shares and 1,384,614 share issued and outstanding
    at September 30, 1999 and December 31, 1998 respectively                         1                1
  Other stockholder's deficit                                                 (240,100)        (236,323)

Contingencies (See Note 7)
                                                                           ------------     ------------
  Total liabilities and stockholder's deficit                              $   375,824          327,274
                                                                           ============     ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     ----------------------------      ----------------------------
                                                         1999            1998              1999            1998
                                                     ------------    ------------      ------------    ------------
Sales                                                $   144,254         135,065           449,590         422,388
Cost of products sold (includes restructuring
 expenses of $0 and $3,156 for three and nine
  months ended 1999, respectively)                       107,394          98,072           327,216         298,743
Depreciation and amortization                              5,722           5,144            17,507          15,787
Selling, general and administrative expenses
 (includes restructuring expenses of $0 and $211
 for the three and nine months ended
 1999, respectively)                                      20,956          23,995            75,515          74,698
Merger fees                                                  -            24,188               -            25,529
Restructuring charge                                       1,017             -               6,532             -
                                                     ------------    ------------      ------------    ------------

   Operating income (loss)                                 9,165         (16,334)           22,820           7,631

Other income expense:
   Interest expense                                      (12,101)         (8,035)          (35,702)        (21,840)
   Interest income                                            54              22               347              94
   Equity in net income of Thermalex                         655             693             2,596           2,144
   Other income, net                                       9,882             405            10,142           2,430
                                                     ------------    ------------      ------------    ------------
    Total other expense                                   (1,510)         (6,915)          (22,617)        (17,172)
                                                     ------------    ------------      ------------    ------------

   Income (loss) before income taxes                       7,655         (23,249)              203          (9,541)

Income tax (expense) benefit                                 175           6,027             1,510            (467)
                                                     ------------    ------------      ------------    ------------

   Income (Loss)                                           7,830         (17,222)            1,713         (10,008)

Preferred Stock Dividend                                  (1,532)           (673)           (4,431)           (673)
                                                     ------------    ------------      ------------    ------------
   Net income (loss) available to common             $     6,298         (17,895)           (2,718)        (10,681)
                                                     ============    ============      ============    ============

Earnings (loss) available per common share:

   Basic net income (loss)                           $      3.80           (6.53)            (1.65)          (2.90)
                                                     ============    ============      ============    ============

   Diluted net income (loss)                         $      3.80           (6.53)            (1.65)          (2.90)
                                                     ============    ============      ============    ============


See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                 ------------    ------------
                                                                     1999            1998
                                                                 ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                             $     1,713         (10,008)
   Adjustments to reconcile net income (loss)
      to net cash used in
    operating activities:
    Depreciation and amortization                                     17,507          15,787
    Deferred taxes                                                    (2,708)           (268)
    Gain on Sale of Romac and McKenica equipment                      (9,576)            -
    Other noncash charges and credits                                  9,656          (1,295)
    Change in operating assets and liabilities:
      Receivables                                                    (17,663)        (16,665)
      Inventories                                                      5,573              27
      Prepaids                                                           244          (1,419)
      Payables                                                         2,988          (3,133)
      Other current liabilities and other                             (9,697)         (9,270)
                                                                 ------------    ------------
       Net cash used in operating activities                          (1,963)        (26,244)
                                                                 ------------    ------------

   Cash flows from investing activities:
    Proceeds from sale of Romac and McKenica equipment                18,115             -
    Other investing activities                                         5,597             711
    Capital expenditures                                             (10,734)        (15,714)
    Acquisitions, net of cash acquired                               (48,695)            -
                                                                 ------------    ------------
       Net cash used in investing activities                         (35,717)        (15,003)
                                                                 ------------    ------------
   Cash flows from financing activities:
    Proceeds from revolving credit facility                           52,343          56,684
    Funds received from excess deposited for 10 1/4% bonds             2,032             -
    Proceeds from sale of 14% Notes and Warrants                         -            70,205
    Proceeds from sale of minority interest                              100             -
    Issuance of common stock                                             -            56,008
    Issuance of preferred stock and warrants                             -            35,000
    Issuance of Equity Units to Management                               -             2,659
    Proceeds from sale of common stock                                   -             3,281
    Cash Merger Consideration                                            -          (180,241)
    Debt issuance and tender costs                                       -            (4,559)
    Payment of prepetition liabilities                                (1,086)         (2,735)
    Retirement of 10 1/4% bonds                                       (1,526)            -
    Repurchase of common stock and equity units                       (2,300)            -
    Retirement of long-term debt                                      (4,639)         (1,171)
                                                                 ------------    ------------
       Net cash provided by financing activities                      44,924          35,131
                                                                 ------------    ------------
Effect of exchange rate changes on cash                                   87             124
                                                                 ------------    ------------
      Net increase (decrease) in cash and cash equivalents             7,331          (5,992)
Cash and cash equivalents at beginning of period                       7,404          10,651
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $    14,735           4,659
                                                                 ============    ============
Interest paid                                                    $    27,709          23,722
                                                                 ============    ============
Income taxes paid                                                $       776           3,592
                                                                 ============    ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

(1)  Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

     The Mergers. On August 17, 1998, a series of transactions involving the Company was completed. These transactions included, among other things, the formation by Insilco Holding Co., then a wholly-owned subsidiary of Insilco Corporation ("Insilco"), of a wholly-owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into Insilco (the "Reorganization Merger"), pursuant to which each stockholder of Insilco had his or her shares of Insilco converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of Insilco.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

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

     As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and nine months ended September 30, 1998, which assume these transactions occurred at the beginning of the period, compared to actual results for the three months and nine months ended September 30, 1999, are as follows (in thousands, except per share data):

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     ----------------------------      ----------------------------
                                                         1999            1998              1999            1998
                                                     ------------    ------------      ------------    ------------
     Net sales                                       $   144,254         135,065           449,590         422,388
     Income (loss)  available to common                    6,298          (3,011)           (2,718)         (2,043)
     Diluted earnings (loss) per share available
     to common                                              3.80           (1.83)            (1.65)          (1.24)


(3)  Acquisitions
     ------------
     On July 20, 1999, the Company, through its wholly-owned subsidiary Insilco, executed a definitive merger agreement with Thermal Transfer Products, Ltd., whereby Thermal Transfer Acquisition Corporation, a newly created wholly-owned subsidiary of Insilco, was merged with Thermal Transfer Products. The surviving entity, Thermal Transfer Products, Ltd. ("TTP"), is a wholly-owned subsidiary of Insilco and is a leading manufacturer of industrial oil coolers and other heat exchanger products. TTP is based in Racine, Wisconsin. The entire purchase price was financed from borrowings under the Company's Revolving Credit Facility.

     The gross purchase price paid by the Company was $26.5 million. The purchase price net of cash acquired and including estimated costs incurred directly related to the transactions was $23.3 million. The merger has been accounted for using the purchase method of accounting and, accordingly, the results of operations of TTP have been included in the Company's consolidated financial statements from July 20, 1999. The preliminary excess of the purchase price over net identifiable assets acquired is $8.7 million, including costs for employee terminations of $0.1 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The Company expects any further purchase price adjustments to be completed within one year from the date of purchase.

     The following unaudited pro forma financial information for the three and nine months ended September 30 present the Company's combined results of operations as if the acquisition occurred at the beginning of each period:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     ----------------------------      ----------------------------
                                                         1999            1998              1999            1998
                                                     ------------    ------------      ------------    ------------
     Net sales                                       $   144,254         142,013           462,067         443,232
     Income (loss)  available to common                    6,298         (17,754)           (3,157)        (11,818)
     Diluted earnings (loss) per share available
     to common                                              3.80           (5.62)            (1.91)          (3.74)

     On January 25, 1999, the Company, through Insilco, purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc. (collectively referred to as "EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The preliminary excess of the purchase price over the net identifiable assets acquired of $3.7 million includes costs for employee terminations, facility closure and related costs of $0.4 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years and is pending the calculation of deferred taxes. In addition, the Company also entered into a Sales Participation

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

     Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

(4)  Divestitures
     ------------
     On August 20, 1999, the Company sold the assets of its welded stainless steel tubing business (Romac) for $16.5 million, which resulted in a gain of approximately $9.2 million.

     On July 16, 1999, the Company sold certain assets and intellectual property relating to its heat exchanger machinery and equipment business (McKenica) for $1.7 million, which resulted in a gain of approximately $0.4 million.

     These gains are included in other income on the statement of operations and the proceeds from the sales were used to pay down $3.7 million of the its Term Facility and the balance was used to pay down on the Company's Revolving Facility.

(5)  Inventories
     -----------
     Inventories consisted of the following (in thousands):

                                                    As of           As of
                                                 September 30,   December 31,
                                                     1999            1999
                                                 ------------    ------------
     Raw materials and supplies                  $    29,459          27,238
     Work-in-process                                  17,998          23,559
     Finished goods                                   16,924          13,768
                                                 ------------    ------------
         Total inventories                       $    64,381          64,565
                                                 ============    ============

(6)  Capital Stock and Warrants
     --------------------------
     Through September 30, 1999, the Company accreted $6.5 million towards the payment of dividends on the PIK Preferred Stock.

     As of September 30, 1999, all of the 65,603 PIK Preferred Stock warrants to purchase 65,603 shares of the Company's Common Stock at a purchase price of $0.001 per share were exercised. In addition, 69,000 of the 14% Note warrants to purchase 22,425 shares of the Company's Common Stock at a purchase price of $0.01 per share were exercised and 69,000 warrants to purchase 22,425 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding as of September 30, 1999.

(7)  Contingencies
     -------------
     The Company is implicated in various claims and legal actions arising in the ordinary course of business. Those claims or liabilities will be addressed in the ordinary course of business and will be paid as expenses are incurred. In the opinion of management, the ultimate disposition of these matters will not have a

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

     material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(8)  Segment Information
     -------------------
     There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's December 31, 1998 consolidated financial statements.

     Summary financial information by business segment is as follows (in thousands):

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                    1999            1998              1999            1998
                                                ------------    ------------      ------------    ------------
Net sales:
   Automotive Components                        $    56,219          53,414           169,313         162,318
   Technologies                                      58,901          45,739           170,163         144,756
   Specialty Publishing                              25,981          27,381            92,047          91,922
   Other                                              3,153           8,531            18,067          23,392
                                                ------------    ------------      ------------    ------------
     Total net sales                            $   144,254         135,065           449,590         422,388
                                                ============    ============      ============    ============

Operating income:
   Automotive Components                        $     4,287           5,389            16,289          18,390
   Technologies                                       5,695           4,802            15,207          17,380
   Specialty Publishing                               1,580             740             8,846           5,739
   Other                                                147             411               586             763
   Unallocated amounts:
     Corporate expenses                              (1,221)         (2,074)           (4,940)         (6,037)
     Significant legal, professional and
      merger expenses                                   -           (24,567)           (2,503)        (26,869)
     Severance, write-downs and other                (1,323)         (1,035)          (10,665)         (1,735)
                                                ------------    ------------      ------------    ------------
       Total operating income                         9,165         (16,334)           22,820           7,631
Interest expense                                    (12,101)         (8,035)          (35,702)        (21,840)
Interest income                                          54              22               347              94
Equity in net income of Thermalex                       655             693             2,596           2,144
Other income, net                                     9,882             405            10,142           2,430
                                                ------------    ------------      ------------    ------------
     Income (loss) from operations
      before income taxes                       $     7,655         (23,249)              203          (9,541)
                                                ============    ============      ============    ============

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


     A summary of identifiable assets by segment follows (in thousands):

                                                    As of           As of
                                                 September 30,   December 31,
                                                     1999            1998
                                                 ------------    ------------
     Automotive Components                       $   159,373         135,525
     Technologies                                    130,839          96,742
     Specialty Publishing                             46,205          42,073
     Other                                                85          17,342
     Corporate                                        39,322          35,592
                                                 ------------    ------------
        Total                                    $   375,824         327,274
                                                 ============    ============


     The significant increase in identifiable assets of Technologies and Automotive Components relates to the acquisitions of EFI in January 1999 and Thermal Transfer in July 1999, respectively (see Note 3). The decrease in identifiable assets of other relates to the divestitures of the welded stainless steel tubing business in August 1999 and the heat exchanger machinery and equipment business in July 1999 (see Note 4).

(9)  Comprehensive Income
     --------------------
     Comprehensive income (loss) was $8,139,000, and ($17,336,000) for the three months ended September 30, 1999 and 1998, respectively, including other comprehensive income consisting of foreign currency translation adjustments (losses) totaling $309,000 and ($114,000) respectively.

     Comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 was $1,706,000 and ($10,032,000), respectively, including other comprehensive income consisting of foreign currency translation losses totaling ($7,000) and ($24,000), respectively.

(10) Related Party Transactions
     --------------------------
     In the first quarter of 1999, the Company received from Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), an affiliate of DLJMB, $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998. In addition, the Company paid DLJSC advisory and retainer fees of $500,000 and $110,000, respectively, year-to-date September 30, 1999, and at September 30, 1999 had a payable to DLJSC of $225,000 of retainer fees for investment banking services.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


(11) Earnings Per Share
     ------------------
     The components of basic and diluted earnings per share were as follows (in thousands except per share data):

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                                ----------------------------      ----------------------------
                                                    1999            1998              1999            1998
                                                ------------    ------------      ------------    ------------
Net income (loss)                               $     7,830         (17,222)            1,713         (10,008)
Preferred stock dividends                            (1,532)           (673)           (4,431)           (673)
                                                ------------    ------------      ------------    ------------

   Net income (loss) available for common       $     6,298         (17,895)           (2,718)        (10,681)
                                                ============    ============      ============    ============

Average outstanding shares of common stock            1,657           2,739             1,644           3,677
Dilutive effect of stock options                        -               -                 -               -
                                                ------------    ------------      ------------    ------------

   Common stock and common
     stock equivalents                                1,657           2,739             1,644           3,677
                                                ------------    ------------      ------------    ------------

Earnings (loss) per share available to common:
   Basic                                        $      3.80           (6.53)            (1.65)          (2.90)
                                                ============    ============      ============    ============
   Diluted                                      $      3.80           (6.53)            (1.65)          (2.90)
                                                ============    ============      ============    ============

(12) Dividend Restrictions
     ---------------------
     The Company is a holding company and its ability to make payments in respect of the 14% Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries. Insilco and its subsidiaries are parties to the Existing Credit Facility and Insilco is party to the 12% Note Indenture, each of which imposes substantial restrictions on Insilco's ability to pay dividends or make other distributions to the Company. Any payment of dividends or other distributions will be subject to certain financial conditions set forth in such indenture and is subject to certain prohibitions contained in the Existing Credit Facility. Under the most restrictive covenants, $0.8 million was free of limitations on the payment of dividends or other distributions at September 30, 1999.

(13) Restructuring and Plant Closing Costs
     -------------------------------------
     During the quarter ended September 30, 1999, the Company recorded $1,017,000 of restructuring and plant closing costs relating to its Corporate office restructuring and the announced closing of its Duncan, South Carolina heat exchanger tubing manufacturing facility. These costs include $845,000 of employee separation costs, $104,000 in plant closing costs, and $68,000 of noncash asset impairment costs.

     For the nine months ended September 30, 1999, the Company recorded $9,899,000 of restructuring and plant closing costs relating to corporate office staff reductions, restructuring of certain heat exchanger and tubing manufacturing facilities, and the closure of its heat exchanger machinery and equipment

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


     manufacturing operation (McKenica) with the objectives of lowering operating costs and focusing resources on core business units.

     The cost of these actions has been reflected in cost of sales ($3,156,000), SG&A ($211,000) and restructuring and plant closing costs ($6,532,000). The charge consists of employee separation costs of $3,885,000, asset impairments of $922,000, remaining noncancellable lease costs $1,267,000, other exit costs of $1,467,000 and non cash charges of $2,358,000. Employee separations occurred at manufacturing facilities affected by the plan and at the corporate office. The decision to exit the heat exchanger machinery and equipment business decreased cash flows triggering the asset impairment. The amount of impairment of such assets was based on the estimated net realizable market value of the assets. Other exit costs consist of warranty reserves and losses on percentage of completion contracts. Non cash charges consist of inventory write-downs and accounts receivable write-offs.

     As of September 30, 1999, the Company has an accrual of $3,396,000 relating to these restructuring charges, which is included in accrued expenses and other on the balance sheet. A summary of this accrual is as follows:

                                                   As of                                             As of
                                                  December                           Cash          September
                                                  31, 1998        Accruals          Outlays         30, 1999
                                                ------------    ------------      ------------    ------------
Restructuring charges:
   Employee separations                         $       -             3,885            (2,176)          1,709
   Other exit costs                                     -             1,467              (931)            536
   Remaining noncancellable lease costs                 -             1,267              (116)          1,151
                                                ------------    ------------      ------------    ------------
     Subtotal                                   $       -             6,619            (3,223)          3,396
                                                ============    ------------      ============    ============
   Noncash charges                                                    2,358
   Asset impairments                                                    922
                                                                ------------
     Total restructuring  and plant closing costs               $     9,899
                                                                ============

     The headcount reduction from these activities was approximately 171 employees.

                       INDEPENDENT AUDITORS' REVIEW REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO HOLDING CO.:

We have reviewed the condensed consolidated balance sheet of Insilco Holding Co. and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Holding Co. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1999, except as to the fourth paragraph of Note 7, which is as of March 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Columbus, Ohio
November 3, 1999                                           /s/ KPMG LLP

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

                                    OVERVIEW

The Company consummated several material transactions in 1998 that resulted in significant changes to its debt and capital structure and acquired and divested certain operations during 1999. As a result of these transactions, the Company's condensed consolidated results for the three-month and nine-month periods ended September 30, 1999 and 1998 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, and additional details are presented in Notes 2, 3, and 4 of the Notes to the Condensed Consolidated Financial Statements.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
     -------------------------------------------------
     THREE MONTHS ENDED SEPTEMBER 30, 1998
     -------------------------------------

Consolidated Results of Operations. Our results for the third quarter of 1999 were impacted by the following:

     o We incurred $0.8 million of severance costs relating to rationalization activities within our operating units and the reduction of our corporate office staff, which are included in severance, writedowns and other.

     o We incurred $0.5 million of restructuring charges relating to the closing of the Duncan, South Carolina based heat exchanger tubing manufacturing facility, which is also included in severance, writedowns and other.

     o On July 20, 1999, we acquired Thermal Transfer Products, LTD ("TTP") for $23.3 million, net of cash acquired, with borrowings under our Revolving Facility.

     o During the quarter, we sold the assets of our welded stainless steel tubing business for $16.5 million and sold certain assets and intellectual property of our heat exchanger machinery and equipment business for $1.7 million. The combined gain on these sales of $9.6 million is reflected in other income. The proceeds from these divestitures were used to pay down on our Revolving and Term Loan Facilities.

Similarly, our results for the third quarter of 1998 were impacted by the following:

     o Merger fees relating to the August 1998 merger with DLJMB of $24.1 million were incurred and are included in significant legal, professional and merger expenses (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

     o We incurred $0.4 million in legal fees relating to our antitrust cases and other significant legal cases and these expenses are included in significant legal, professional and merger expenses.

     o We incurred $0.4 million in relocation expenses in consolidating our Great Lake and General ThermoDynamics company locations and this amount is included in severance, writedowns and other.

     o We incurred severance costs relating to corporate staff reductions of $0.7 million and this amount is included in severance, writedowns and other.

Our net sales for the three months ended September 30, 1999 increased $9.2 million, or 7%, to $144.3 million from $135.1 million for the same period last year. Sales in the Automotive Components segment increased $2.8, million or 5%, over last year. Sales in the Technologies segment increased $13.2 million or 29%. Contributing to these sales increases were $17.0 million from this year's acquisitions of EFI in January and TTP in July and lasts year's acquisitions of two cable assembly operations in Ireland, which began reporting in the fourth quarter of 1998. Seasonal sales from the Specialty Publishing segment decreased by $1.4 million or 5% from last year, because of accelerated yearbook shipments in the previous quarters. Finally, other segment sales, which consisted of heat exchanger machinery and equipment and welded stainless steel tubing products, declined $5.4 million, or 63%, due to the divestiture of the welded stainless steel tubing products business and the heat exchanger machinery and equipment business.

Operating income for the three months ended September 30, 1999 increased $25.5 million to $9.2 million from a loss of ($16.3) million for the same period last year. The 1999 and 1998 results reflect $1.3 million and $21.0 million, respectively, in charges and expenses relating to the actions mentioned earlier. Without these charges, operating income for the three months ended September 30, 1999, would have increased $5.8 million to $10.5 million from $4.7 million for the same period last year. Operating income for the Automotive Components segment declined $1.1 million, or 20%, reflecting continued weakness in demand for aftermarket heat exchangers and tubing and lower sales of transmission components. Operating income from the Technologies segment increased $0.9 million, or 19%, as a result of improved power transformer margins, increased utilization of lower-cost manufacturing facilities, ongoing cost reductions and the results from the acquired businesses. Operating income from the Specialty Publishing segment rose $0.8 million, or 114%, as a result of process improvements and improved on-time deliveries. Other segment operating income decreased $0.3 million, as a result of the divestitures. Lower corporate expenses reflect corporate staff reductions made at the end of June 1999.

Interest expense for the quarter ended September 30, 1999 increased $4.1 million to $12.1 million from $8.0 million last year, reflecting the higher interest rates of our 1998 debt offerings and higher debt levels as a result of our acquiring EFI and Thermal Transfer Products and the merger with DLJMB.

Other income increased $9.4 million due to the gain recorded on the sale of our welded stainless steel tubing products business (Romac), recorded in the current quarter.

We had an income tax benefit for the period of $0.2 million compared to a benefit of $6.0 million last year due to the pre-tax loss in the third quarter of 1998. The effective income tax benefit rate of 2% for the third quarter of 1999 increased from the 1998 third quarter income tax benefit rate of 26% because our pretax income of $7.7 million for the third quarter of 1999 increased from the 1998 third quarter pretax loss of $23.2 million.

Automotive Components Segment. Net sales for the quarter increased $2.8 million, or 5%, to $56.2 million from $53.4 million in the same period last year. Current quarter sales benefited $5.6 million from our acquisition of Thermal Transfer Products, which was acquired July 20, 1999. Weakness in demand for aftermarket heat exchangers and tubing and lower sales of transmission components, as well as an unfavorable foreign currency exchange rate relative to our Germany based business unit resulted in lower sales for the quarter. Sales of industrial radiators were ahead of last year's third quarter revenues by 3%.

Operating income for the period decreased $1.1 million, or 20%, to $4.3 million from $5.4 million last year. This decline was primarily the result of the lower sales, especially lower copper and brass tubing sales, which generally provide higher margins. Operating margins fell to 7.6% from 10.0% last year, reflecting the tubing mix change and lower sales.

Technologies Segment. Net sales for the period increased $13.2 million, or 29%, to $58.9 million from $45.7 million last year. Sales from our acquisition of EFI and two cable assembly operations in Ireland, which began reporting after September 30, 1998, accounted for approximately $11.5 million in new revenues. Higher power transformer sales and domestic wire and cable assembly sales were partially offset by lower sales of patch cord assemblies. Connector sales continue to reflect pricing pressures on certain connector products.

Operating income for the quarter increased $0.9 million, or 19%, to $5.7 million from $4.8 million last year. The increase was due to the higher sales and rationalization of our manufacturing facilities to better utilize our lower cost facilities, particularly for cable assemblies and transformer products and the results of the acquired businesses. Operating margins fell to 9.7% from 10.5% last year reflecting product mix changes and pricing pressures on certain connector products.

Specialty Publishing Segment. Sales decreased by $1.4 million, or 5%, from last year, because of accelerated yearbook shipments in the previous quarters.

Operating income rose $0.8 million, or 114%, reflecting cost reduction activities and productivity improvements implemented last year.

Other Segment. Net sales declined $5.4 million, or 63%, to $3.1 million from $8.5 million last year. The decline was due to the divestiture of the welded stainless steel tubing products business and the heat exchanger machinery and equipment business.

Other segment operating income decreased $0.3 million to $0.1 million from $0.4 million last year as a result of the divestitures.

                NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated Results of Operations. Our results for the first nine months of 1999 were impacted by the following:

     o We announced the closing of our heat exchanger machinery and equipment business (McKenica) and took a $5.8 million charge relating to this action, which is included in severance, writedowns and other.

     o We announced the closing of our Duncan, South Carolina heat exchanger tubing manufacturing facility and took a $0.5 million charge relating to this action, which is included in severance, writedowns and other.

     o We announced the restructuring of our corporate staff and rationalized activities within our operating units and took a $4.3 million charge relating to this action, which is included in severance, writedowns and other.

     o As part of our reorganization, we created a separate legal entity to better manage our future health care costs. Consulting fees relating to the analysis of potential cost benefits and the expense of establishing this subsidiary were $1.8 million and are included in significant legal, professional and merger expenses.

     o We incurred $0.7 million of legal fees relating to our antitrust and other significant legal cases, which are included in significant legal, professional and merger expenses.

     o During the period, we acquired EFI and TTP with $48.7 million of borrowings under our Revolving Facility.

     o We sold the assets of our welded stainless steel tubing business for $16.5 million and sold certain assets and intellectual property of our heat exchanger machinery and equipment business for $1.7 million. The combined gain on these sales of $9.6 million is reflected in other income. The proceeds from these divestitures were used to pay down on our Revolving and Term Loan Facilities.

Similarly, our results for the first nine months of 1998 were impacted by the following:

     o Merger fees relating to the August 1998 merger with DLJMB of $25.5 million were incurred and are included in significant legal, professional and merger expenses (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

     o We incurred $1.4 million in legal fees relating to our antitrust and other significant legal cases and these expenses are included in significant legal, professional and merger expenses.

     o We incurred $0.4 million in relocation expenses in consolidating our Great Lake and General ThermoDynamics company locations and this amount is included in severance, writedowns and other.

     o We incurred severance costs relating to corporate staff reductions of $1.4 million and these amounts are included in severance, writedowns and other.

Our net sales for the nine months ended September 30, 1999 increased $27.2 million, or 6%, to $449.6 million from $422.4 million for the same period last year. Sales in the Automotive Components segment increased $7.0 million or 4% over last year. Sales in the Technologies segment increased $25.4 million or 18%. Contributing to these sales increases were $30.7 million from this year's acquisitions of EFI in January, TTP in July 1999 and last year's acquisition of two cable assembly operations in Ireland. Seasonal sales from the Specialty Publishing segment were flat with the prior year. Finally, other segment sales, which include heat exchanger machinery and equipment and welded stainless steel tubing products declined by $5.3 million, or 23%, from the prior year as a result of our divesting of the two business units that comprise this segment.

Operating income for the nine months ended September 30, 1999 increased $10.6 million, or 86%, to $22.9 million from $12.3 million for the same period last year. The 1999 and 1998 results reflect $13.1 million and $24.0 million, respectively, in charges and expenses relating to the actions mentioned earlier. Without these charges, operating income for the nine months ended September 30, 1999 would have decreased $0.3 million to $36.0 million from $36.3 million for the same period last year. Operating income for the Automotive Components segment declined $2.1 million or 11%. Aftermarket tubing sales, which generally provide higher margins for our tubing products, have lagged behind the prior year and are offsetting higher operating income from our vehicle heat exchanger products. Operating income from the Technologies segment declined $2.2 million, or 13%, as a result of lower sales in core product lines reflecting a weakness in worldwide demand for electronic components during the first half of 1999. Operating income from the Specialty Publishing segment rose $3.1 million, or 54%, as a result of process improvements and improved on-time deliveries. Other segment operating income decreased $0.2 million, or 23%, due to the divestitures. Lower corporate expenses reflect corporate staff reductions made at the end of June 1999.

Interest expense for the nine months ended September 30, 1999 increased $13.9 million to $35.7 million from $21.8 million last year, reflecting the higher interest rates of our 1998 debt offerings and higher debt levels as a result of our acquiring EFI and Thermal Transfer Products and the merger with DLJMB.

Other income increased $8.2 million due to the gain recorded on the sale of our welded stainless steel tubing products business (Romac).

We had an income tax benefit of $1.5 million for the period compared to an expense of $0.5 million last year. This change in our effective tax rate occurred because the merger expenses incurred in the prior year were mainly not tax deductible, while the gain on the sale of a business was not taxable in the current year.

Automotive Components Segment. Net sales for the nine-month period increased $7.0 million, or 4%, to $169.3 million from $162.3 million in the same period last year. Sales benefited $5.6 million from our acquisition of Thermal Transfer Products, which was acquired July 20, 1999. Transmission component, vehicle heat exchanger, and heat exchanger tubing sales were up 3%, collectively, from the same period last year. Copper and brass tubing sales, which generally provide higher margins, declined 26% from the same period last year due to weaker demand for industrial and aftermarket radiators. Sales of industrial radiators trail last year's same period revenues by 11%.

Operating income for the period decreased $2.1 million, or 11%, to $16.3 million from $18.4 million last year. This decline was the result of lower copper and brass tubing sales. Operating margins fell to 9.6% from 11.3% last year, reflecting the tubing mix change and lower industrial radiator sales.

Technologies Segment. Net sales for the period increased $25.4 million, or 18%, to $170.2 million from $144.8 million last year. Sales from our acquisition of EFI and two cable assembly operations in Ireland, which began reporting after September 30, 1998, accounted for approximately $30.7 million in new revenues. Offsetting these new revenues were lower domestic cable assembly, transformer, precision stampings and patch cord assembly sales, reflecting inventory corrections and weakness in worldwide demand for electronic components during the first half of 1999.

Operating income declined $2.2 million, or 13%, to $15.2 million from $17.4 million last year. The decline was due to the lower sales mentioned above. Operating margins fell to 8.9% from 12.0% last year reflecting product mix changes and pricing pressures on certain connector products.

Specialty Publishing Segment. Seasonal net sales were flat with the prior year at $92.0 million.

Operating income rose $3.1 million, or 54%, to $8.8 million from $5.7 million, as a result of process improvements and improved on-time deliveries.

Other Segment.  Net sales decreased $5.3 million due to the divestitures.

Operating income decreased $0.2 million, or 23%, due to the divestitures.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the nine months ended September 30, 1999, net cash used in operating activities was $2.0 million compared to $26.2 million used in operating activities during same period last year. The $24.2 million reduction in cash requirements was due to increased net income and improved working capital management, including inventories and accounts payable.

Through September 30, 1999, we paid $11.0 million in interest on our 12% Senior Subordinated Notes due 2007.

Investing Activities. Capital expenditures for the nine months ended September 30, 1999 were $5.0 million less than the comparable period for 1998. We expect our 1999 capital expenditures to be slightly less than 1998. Capital spending allocations during the period were 45% to the Automotive Components segment and 47% to the Technologies segment.

We borrowed $48.7 million under our Revolver Facility to acquire EFI and Thermal Transfer Products. Year-to-date we have received cash dividends of $5.2 million from our investment in Thermalex compared to $1.3 million received year to date last year. We also received an additional $5.2 million in cash dividends on October 27, 1999.

We received proceeds of $16.5 million on the sale of our welded stainless steel tubing products business and $1.7 million of proceeds from the sale of certain equipment and intellectual property of our heat exchanger machinery and equipment business.

Financing Activities. During the first nine months of 1999, we purchased the remaining $1.5 million of outstanding 10 1/4% Senior Notes. We used the proceeds from the divestitures, discussed in Investing Activities, to pay down our Revolving and Term Loan Facilities.

We expect our principal sources of liquidity to be from our operating activities and funding from the Revolving Facility. We are also investigating the potential divestiture of business units that no longer meet our longer-term strategic goals. We expect that these sources will enable us to meet our cash requirements for working capital, capital expenditures, interest, taxes, debt repayments and to execute our acquisition strategies for the foreseeable future.

Accumulated Deficit. At September 30, 1999, we had a stockholder's deficit totaling $240.1 million, which is a result of both the Mergers (see Note 2 of the Notes to the Condensed Consolidated Financial Statements) and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of September 30, 1999, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the third quarter of 1999, we had $235.6 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.3 million. As of September 30, 1999, we had no interest rate derivative instruments in place for managing interest rate risks.

THE YEAR 2000 ISSUES

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 1998, we commenced an assessment in 1996 of the potential effects of the Year 2000 issue on our business, financial condition and results of operations. The costs incurred to implement our Year 2000 compliance program have been immaterial. Our management estimates future costs of addressing the potential Year 2000 issue will remain immaterial. Our Year 2000 compliance program is directed primarily towards ensuring that we will be able to continue to perform three critical functions: (i) make and sell products; (ii) order and receive raw material and supplies; and (iii) pay our employees and vendors. It is difficult, if not impossible, to assess with any degree of accuracy the impact on any of these three areas of the failure of one or more aspects of our compliance program.

The novelty and complexity of the issues presented and the proposed solutions therefore and our dependence on the technical skills of employees and independent contractors and on the representations and preparedness of their parties are among the factors that could cause our efforts to be less than fully effective. Moreover, Year 2000 compliance issues present a number of risks that are beyond our reasonable control, such as failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver materials and perform services required by us and the collateral effects on us of the effects of Year 2000 issues on the economy in general or on our customers in particular. Although we believe that our Year 2000 compliance program has appropriately identified and addressed potential Year 2000 issues that are subject to our reasonable control, there can be no assurance that our efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operations.

Our Year 2000 compliance program is essentially in place, subject to numerous assumptions about future events including the continued availability of certain resources and other factors. Therefore, there can be no guarantee that our program will fully address all possible Year 2000 issues and our actual results could differ materially from our expectations. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following: delays in new product introductions, lack of market acceptance of new products, changes in demand for our products, changes in market trends, operating hazards, general competitive pressures from existing and new competitors, effects of governmental regulations, changes in interest rates, and adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments. All subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

     (b)  Reports on Form 8-K

          A report, dated July 20, 1999, on Form 8-K was filed during the quarter ended September 30, 1999, pursuant to Items 2 and 7 of that form.

          A report dated August 5, 1999, on Form 8-K was filed during the quarter ended September 30, 1999, pursuant to Items 5 and 7 of that form.

          A report dated August 24, 1999 on Form 8-K was filed during the quarter ended September 30, 1999, pursuant to Item 5 and 7 of that form.

          A report dated July 20, 1999 on Form 8-K/A was filed with the SEC on October 4, 1999, pursuant to Item 7 of that form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  INSILCO HOLDING CO
                                                  --------------------------

Date:  November 5, 1999                           By: /s/ Michael R. Elia
                                                      ----------------------
                                                      Michael R. Elia
                                                      Senior Vice President and
                                                      Chief Financial Officer