Form 10-K405
period 1999-12-31
INSILCO HOLDING CO
filed 2000-03-27
CIK 1068049

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) FOR THE

                         SECURITIES EXCHANGE ACT OF 1934

                   for the Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates for the Registrant was approximately $4,379,760 on March 17, 2000.

There were 1,458,769 shares of the Registrant's common stock outstanding on March 17, 2000.

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Part I

Item 1.         Business                                                                                         2

Item 2.         Properties                                                                                       8

Item 3.         Legal Proceedings                                                                               10

Item 4.         Submission of Matters to a Vote of Security Holders                                             10

Part II

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters                       11

Item 6.         Selected Financial Data                                                                         13

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations           15

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                                      24

Item 8.         Financial Statements and Supplementary Data                                                     24

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure            24

Part III

Item 10.        Directors and Executive Officers of the Registrant                                              25

Item 11.        Executive Compensation                                                                          25

Item 12.        Security Ownership of Certain Beneficial Owners and Management                                  25

Item 13.        Certain Relationships and Related Transactions                                                  25

Part IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                26

                Signatures                                                                                      31

                Consolidated Financial Statements                                                              F-1


NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our actual results could differ materially from those projected in forward-looking statements. All statements other than statements of historical facts are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we can give no assurance that such expectations will prove to be correct. Factors that could cause actual results to differ materially include, but are not limited to the following:

     o         delays in new product introductions
     o         lack of market acceptance of new products
     o         changes in demand for our products
     o         changes in market trends
     o         operating hazards
     o         general competitive pressures from existing and new competitors
     o         effects of governmental regulations
     o         changes in interest rates
     o adverse economic conditions that could affect the amount of cash available for debt servicing and capital investments.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors.

                                     PART I

AS USED IN THIS ANNUAL REPORT ON FORM 10-K AND EXCEPT AS THE CONTEXT OTHERWISE MAY REQUIRE, THE "WE," "US," "OUR," "INSILCO" OR THE "COMPANY" MEANS INSILCO HOLDING CO. AND ALL ENTITIES OWNED OR CONTROLLED BY INSILCO HOLDING CO., EXCEPT WHERE IT IS MADE CLEAR THAT THE TERM ONLY MEANS THE PARENT COMPANY.

                                ITEM 1. BUSINESS
                                ----------------

                                   THE COMPANY

OVERVIEW

We are the parent company of Insilco Corporation, a diversified manufacturer of vehicle, electronic and telecommunications components. Our business units service the automobile, electronics, telecommunications and other industrial markets. We own and operate a number of subsidiaries that operate in two primary business segments: Automotive Components and Technologies. The percentage of our total net sales for each of these segments over the last three fiscal years were:

                                  1997           1998            1999
                                  ----           ----            ----

Automotive Components                46%             44%            48%
Technologies                         45%             49%            48%
Other (1)                             9%              7%             4%
                              -----------    ------------    -----------
           Total                    100%            100%           100%
                              ===========    ============    ===========

(1) This segment includes two businesses, a manufacturer of machinery and equipment for the heat exchanger market and a welded stainless steel tubing manufacturer, which were divested in 1999.

On August 17, 1998, we completed a series of mergers and transactions, reorganizing our corporate structure. After the reorganization, we became the parent of Insilco Corporation and all of its subsidiaries. Pursuant to the reorganization plan, each stockholder of Insilco Corporation converted his or her shares into shares of our company and the right to receive $0.01 per share in cash. Promptly following the reorganization, Silkworm Acquisition Corporation, an affiliate of Donaldson, Lufkin & Jenrette Merchant Banking Partners, II, L.P., merged with and into our company.

On January 25, 1999, we purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc., collectively EFI, a precision stamping operation with facilities in Connecticut and Texas. EFI fits into our precision stamping and wireforming business unit.

On June 30, 1999, we closed our McKenica business, which manufactured high speed welded tube mills and other machinery and equipment for the heat exchanger market. McKenica was included in our Other segment.

On July 20, 1999, we acquired Thermal Transfer Products, Ltd. or TTP, a leading manufacturer of industrial oil coolers and other heat exchanger products based in Racine, Wisconsin. TTP is part of our tubing and heat transfer products business unit.

On August 23, 1999, we sold our Romac business, which manufactured stainless steel tubing for a variety of marine, architectural, automotive and decorative applications at its facility in North Carolina. Romac was in our Other segment.

On February 11, 2000, we sold our Taylor Publishing Company, which designed and printed student yearbooks. Taylor represented our discontinued Specialty Publishing segment.

On February 17, 2000, we acquired the stock of T.A.T. Technology or TAT. TAT, headquartered in Montreal, Canada, designs and provides custom wire and cable assemblies and door, panel and electro-mechanical assemblies to telecommunication equipment manufacturers. TAT will be part of our cable and wire assembly business unit.

Our principal executive offices are located at 425 Metro Place North, Fifth floor, Dublin, Ohio 43017, and our telephone number is (614) 792-0468.

AUTOMOTIVE COMPONENTS

Our Automotive Components segment consists of two business units: tubing and heat transfer products and transmission and suspension components.

TUBING AND HEAT TRANSFER PRODUCTS. Through our Thermal Components Group, we are a vertically integrated manufacturer of heat exchangers for the automotive, specialty vehicle, truck, heavy equipment and off-road vehicle and industrial equipment markets. Our products include thin wall aluminum and brass tubes used principally in heat transfer applications and heat exchanger products such as radiators, air conditioning condensers, oil coolers and heaters.

We mainly use a direct sales force to market our products. We sell to both original equipment manufacturers or OEMs and aftermarket customers. We manufacture and distribute tubes to domestic automobile OEMs and independent manufacturers. We are an established supplier of welded radiator tubes to manufacturers and repair shops in the heat-exchanger aftermarket. Through our joint venture, Thermalex, we manufacture and distribute multi-port aluminum extrusions used principally in automotive air conditioning condensers to domestic automobile OEMs and independent manufacturers. We own Thermalex equally with Mitsubishi Aluminum Co., Ltd.

We design and assemble heat transfer products to customer specifications for use in a broad range of applications. The markets for heat-exchanger products are highly competitive and have many participants, including OEMs who produce for their own use and several large independent manufacturers.

We have manufacturing facilities in Alabama, Michigan, South Carolina, Wisconsin and Germany.

As of December 31, 1999, we had 1,075 employees in this business unit, excluding Thermalex.

TRANSMISSION AND SUSPENSION COMPONENTS. We manufacture automotive parts consisting of close-tolerance precision metal stampings at our Steel Parts facility in Indiana. Our products include clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts.

We sell most of our products to the domestic automobile industry, either directly or indirectly through other independent automotive parts suppliers. Accordingly, the demand for our products depends on the level of new car production by the domestic automobile industry. We have also seen our production content per automobile increase in recent years as automobile manufacturers have moved from three-speed to four- and five-speed automatic transmissions.

The market for original equipment automobile parts is highly competitive and has many participants, principally the automobile manufacturers themselves because of their ability to make their own parts. We rely heavily on sales to one of the "Big 3" domestic automotive manufacturers. Approximately 70% of this business unit's sales in 1997, 72% in 1998 and 68% in 1999 were to this one customer.

As of December 31, 1999, we had 380 employees associated with this business unit.

TECHNOLOGIES

We manufacture telecommunication and electrical component products for the computer networking, telephone digital switching, premises wiring, main frame computer, automotive and medical equipment markets. Our Technologies segment consists of four business units:

     o         specialized connector systems
     o         power transformers
     o         precision stampings and wireforms
     o         cable and wire assemblies

SPECIALIZED CONNECTOR SYSTEMS. Our wholly owned subsidiary Stewart Connector Systems, Inc. designs and manufactures specialized high speed data connector systems, including modular plugs, modular jacks, shielded and non-shielded specialized connectors, and cable assemblies for telecommunications, cellular communications and data transmission, including local and wide area networks. Our primary manufacturing facility is in Pennsylvania, and we have an assembly operation in Mexico.

We sell our products throughout the world, directly and through sales subsidiaries, and through a network of manufacturers' representatives. We also maintain direct sales offices (and to a lesser extent, distribution operations) in England, Japan and Germany. We sold 41% in 1997, 36% in 1998 and 44% in 1999 of these products to foreign markets.

We have numerous domestic and foreign competitors; some have substantially more resources than we have. Competition is based principally on price with respect to older product lines and on technology and product features for newer products. Competition for newer products is also based, to a lesser extent, on patent protection.

As of December 31, 1999, we had 1,064 employees in this business unit.

POWER TRANSFORMERS. We manufacture both standard "off-the-shelf" and custom-made power transformers for a broad customer base in a variety of industries, through our wholly owned subsidiary Signal Transformer. The markets for our transformers include telecommunications, home and retail security systems, medical instrumentation, gaming and entertainment, and process controls.

We market our products directly, utilizing catalogs and print advertising. We also market our products indirectly through selective independent sales representatives in targeted regions of the country. We have a customer base of over 9,000 accounts, consisting of both OEMs and aftermarket resellers.

We have numerous competitors, including both domestic and foreign manufacturers. Competition is based on price and availability of product to meet customers' needs. We have directed our marketing efforts for many years towards engineers and other customers having specialized, low-volume demand and prompt delivery requirements. We have attempted to capitalize on this market niche by offering a service that guarantees 24-hour delivery for small order quantities of certain "off-the-shelf" transformers.

We manufacture our transformers at production facilities located in the Dominican Republic, Puerto Rico and New York. Our New York facility also serves as Signal's major sales, administration and distribution center.

As of December 31, 1999, this business unit had 617 employees.

PRECISION STAMPINGS AND WIREFORMS. We are tool designers and subcontract manufacturers of precision stampings and wireformed parts. Our wholly-owned subsidiaries Stewart Stamping and EFI manufacture components used in electrical devices such as circuit breakers, electric fuses, lighting and process controls and the electronics industries, including passive components such as capacitor cans and connector contacts. We also sell products to a broad customer base primarily in the U.S. through a network of manufacturers' representatives. We manufacture our products at our plants in New York, Connecticut and Texas.

Our competitors in each of our product lines are numerous. In the case of metal stampings, our own customers are competitors. These competitors, however, have traditionally focused away from the highly customized products and services that we provide.

As of December 31, 1999, this business unit had 504 employees.

CABLE AND WIRE ASSEMBLIES. Through our Escod Industries division, we produce electronic cable assemblies, specialized wire harnesses and certain telecommunication equipment subassemblies for sale to manufacturers of telecommunications, computer and other electronics equipment. We have four domestic production facilities, three in the Carolinas and one in Florida. We also have a facility in Northern Ireland and one in Ireland. Each facility principally serves local plants of OEMs. Substantially all of our customers are OEMs with a number of production facilities. The demand for our products depends not only on the demand for our customers' products, but also on our customers' varying utilization of their own production sites.

Telecommunications and computer OEMs account for the bulk of our sales. Two telecommunications OEMs directly or indirectly accounted for approximately 68% of our cable and wire assembly revenues in 1997, 64% in 1998 and 62% in 1999. Because of our dependence on these two major customers, revenue and operating income associated with this business unit are sensitive to changes in demand from them.

The cable assembly industry is highly fragmented and competition in our markets is based primarily on price and on responsiveness to customers' needs, product quality and proximity to customers.

As of December 31, 1999, we had 1,065 employees dedicated to this business unit.

DIVESTED BUSINESSES

On September 3, 1996, we sold Curtis, our computer accessories business. On October 4, 1996, we sold the Rolodex Electronics product line. On March 5, 1997, we sold the Rolodex Business. Curtis, Rolodex Electronics and the Rolodex Business are referred to collectively as the "Office Products Business." See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations."

As of December 31, 1999, we closed or sold the business units in our Other segment. These business units were:

     o        STAINLESS STEEL TUBING

              On August 23, 1999, we sold our Romac business, which manufactured stainless steel tubing for a variety of marine, architectural, automotive and decorative applications at its facility in North Carolina. See Note 1 of the Notes to the Consolidated Financial Statements for further discussion.

     o        HEAT EXCHANGER MACHINERY AND EQUIPMENT

              On June 30, 1999, we closed our McKenica business, which manufactured high speed welded tube mills and other machinery and equipment for the heat exchanger market. See Note 1 of the Notes to the Consolidated Financial Statements for further discussion.

Also, on February 11, 2000, we sold our specialty publishing business, Taylor Publishing Company. More information on this sale is provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations." See also Note 21 of the Notes to the Consolidated Financial Statements.

PATENTS AND TRADEMARKS

We hold patents or trademarks in most of our businesses that have expiration dates ranging from 2000 to 2019. We expect to maintain such patents and to renew them prior to expiration. We do not believe the expiration of any one of our patents will have material adverse effect on any of our businesses.

RAW MATERIALS AND SUPPLIES

We rely on the following principal raw materials and supplies for the day-to-day production of our products:

     o AUTOMOTIVE COMPONENTS: steel, aluminum, copper, zinc, brass and nickel
     o TECHNOLOGIES: copper wire, steel, brass, aluminum, plastics, ceramics and precious metals

We purchase these materials and supplies on the open market to meet current requirements. We believe these sources of supply are adequate for our needs and anticipate no difficulty in receiving any of our needed raw materials and supplies.

BACKLOG

Our backlog by business segment, which we believed to be firm at December 31, 1998 and 1999, is as follows (in thousands):


                                                    As of December 31,
                                             -------------------------------
                                                 1998               1999
                                                 ----               ----
Automotive Components                          $  54,986             74,243
Technologies                                      46,528             58,305
                                             ------------        -----------
       Total                                   $ 101,514            132,548
                                             ============        ===========



We believe approximately all of our 1999 backlog will be filled in 2000.

EMPLOYEES AND LABOR RELATIONS

At December 31, 1999, we employed approximately 4,122 people on a full-time basis. Approximately 20% of these employees were covered by collective bargaining agreements with various unions. The largest collective bargaining unit covers approximately 292 employees. Union agreements covering employees at Thermal Transfer Products, Ltd. in our Automotive Components Group will expire in November 2000. We consider relations with our employees to be good.

We have defined benefit and defined contribution pension plans covering substantially all employees. For information regarding defined benefit pension plans, see Note 12 to the Consolidated Financial Statements.

ENVIRONMENTAL REGULATION AND PROCEEDINGS

Our manufacturing operations are subject to extensive federal, state and local environmental laws and regulations. We generate a variety of waste materials including cutting and cooling oils, degreasing agents, etching acids, chemicals from plating and trimming operations, and metals scraps from stamping operations. We use offsite disposal facilities owned by third parties to dispose of these wastes and we do not store any waste to the extent such storage would require obtaining a permit. We do not treat, store or dispose of waste for others. We obtain permits, where required, to operate all of our facilities. These permits may be subject to revocation or modification.

We have taken significant measures to (1) address emissions, discharges and waste generation and disposal, (2) improve management practices and operations in response to legal requirements, and (3) internally audit compliance with applicable environmental regulations and approved practices. In order to achieve these goals, we have instituted several programs including (1) raw material and process substitution, recycling and material management, (2) periodic review of hazardous waste storage and disposal practices, and (3) review of compliance and financial status and management practices of our offsite third-party waste management firms.

During our reorganization, we settled all claims of the United States relating to our pre-petition date conduct at previously owned or third party sites arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. This settlement (1) discharged us from contribution claims of the United States at a number of hazardous waste sites,
(2) protects us from contribution claims of the remaining potentially responsible parties, (3) limits the amount we may be required to pay the United States in any one year on pre-petition claims, and (4) provides that any such payment may be made in cash or, at our option, common stock valued at 30% of the allowed claim.

We are also currently engaged in clean up programs at sites located in Newtown, Connecticut, Mount Vernon, New York and Oak Creek, Wisconsin. We have established what we believe are appropriate reserves for anticipated remedial obligations. Because of the establishment of these reserves and our settlements with the United States, we do not believe that environmental compliance or remedial requirements are likely to have a material adverse effect on us.

FINANCIAL INFORMATION ABOUT EXPORT SALES

In 1997, our export sales were $55.4 million or 13% of consolidated sales. We exported $21.2 million to Europe, $14.0 million to Asia, $9.7 million to Canada and $4.3 million to Mexico. The remaining $6.2 million accounts for the rest of the world. In 1998, our export sales were $46.7 million or 11% of consolidated sales. We exported $22.8 million to Europe, $8.8 million to Asia, $7.7 million to Canada and $3.0 million to Mexico. The remaining $4.4 million of export sales accounts for the rest of the world. In 1999, our export sales were $62.2 million or 13% of consolidated sales. We exported $35.4 million to Europe, $10.2 million to Asia, $7.7 million to Canada and $3.2 million to Mexico. The remaining $5.7 million of export sales accounts for the rest of the world. Primarily, we conduct our transactions in U.S. currency.

                               ITEM 2. PROPERTIES
                               ------------------

PROPERTIES

We manufacture our products in various locations, primarily in the United States. We believe that our facilities generally are well maintained and adequate for the purposes for which they are used. Our principal operating plants and offices at December 31, 1999 included the following properties:

                                                                                               Approximate      Terms of
Business Segment           Location                                Principal Use               Square Footage   Occupancy
----------------           --------                                -------------               --------------   ---------

Automotive Components      Montgomery, AL                          Office/Manufacturing               137,325   Owned (1)
---------------------      Montgomery, AL                          Manufacturing                       45,000   Leased
                           Franklin, WI                            Office/Manufacturing               123,200   Leased
                           Iron Ridge, WI                          Office/Manufacturing                44,000   Owned
                           Oak Creek, WI                           Office/Manufacturing                39,250   Owned
                           Montgomery, AL                          Office/Manufacturing                10,890   Leased
                           Belleville, MI                          Office/Manufacturing                42,000   Leased
                           Racine, WI                              Office/Manufacturing               155,250   Owned
                           Dortmund, Germany                       Office/Manufacturing                45,000   Owned
                           Dortmund, Germany                       Office                               8,500   Leased

Technologies               Morrisville, NC                         Office                               7,606   Leased
------------               N. Myrtle Beach, SC                     Office/Manufacturing                46,506   Owned
                           Lake Wales, FL                          Office/Manufacturing                42,000   Owned
                           Taylorsville, NC                        Office/Manufacturing                44,350   Owned
                           Loris, NC                               Office/Manufacturing                36,960   Owned
                           Colorado Springs CO                     Warehouse                            1,400   Leased
                           Loris, SC                               Office/Manufacturing                11,000   Leased
                           Winterhaven, FL                         Warehouse                            3,000   Leased
                           Galway, Ireland Carraoe County          Office/Manufacturing                26,000   Leased
                           Larne, Northern Ireland Antrim County   Manufacturing                       25,000   Owned
                           Inwood, NY                              Office/Manufacturing                39,361   Owned
                           St. Just, PR                            Office/Manufacturing                22,540   Leased
                           San Cristobal, Dominican Rep.           Office/Manufacturing                27,773   Leased
                           Glen Rock, PA                           Office/Manufacturing                84,000   Owned
                           San Mateo, CA                           Office                                 133   Leased
                           Essex, UK                               Office                                 485   Leased
                           Freidrichsdorf, Germany                 Office/Manufacturing                 5,500   Leased
                           Yokohama, Japan                         Office/Warehouse                     4,695   Leased
                           Cananea, Mexico                         Warehouse/Manufacturing             51,815   Leased
                           Yonkers, NY                             Office/Manufacturing               190,000   Owned
                           El Paso, TX                             Office/Manufacturing               112,130   Leased
                           Thomaston, CT                           Office Manufacturing                65,000   Owned
                           Thomaston, CT                           Office/Manufacturing                20,000   Leased
                           Waterbury, CT                           Warehouse                           24,000   Leased

Corporate                  Dublin, OH                              Office                               7,535   Leased
---------

(1) Property is leased from an industrial development authority in connection with an expired industrial revenue bond and is eligible for purchase by us for a nominal consideration at the expiration of the lease term.

Substantially all of our material domestic assets, including owned properties, are subject to major encumbrances securing our obligations under the Bank Credit Agreement.

We believe that all of our production facilities have additional production capacity.

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

On January 14, 1997, Taylor sued one of its principal competitors in the yearbook business, Jostens, Inc. ("Jostens"), in the U.S. District Court for the Eastern District of Texas, alleging violations of the federal antitrust laws as well as various claims arising under state law. On May 13, 1998, the jury in the case returned a verdict in favor of Taylor, and, on June 12, 1998, the judge rendered his judgment in the amount of $25.2 million plus interest at an annual rate of 5.434%. On January 14, 1999, in response to a motion by Jostens, the judge entered an order vacating the jury verdict and granting judgment in Jostens' favor. Taylor appealed the final judgment, seeking reinstatement of the original judgment in Taylor's favor, to the United States Court of Appeals for the Fifth Circuit. Taylor's appeal was argued on December 8, 1999, and Taylor is awaiting a decision. We sold Taylor Publishing Company and it is uncertain what actual amount, if any, we will recover from Jostens.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential general liability and certain other claims in an amount we believe to be adequate. In our opinion, the outcome of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

Not Applicable.

                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          -------------------------------------------------------------
                               STOCKHOLDER MATTERS
                               -------------------

DLJMB is our principal stockholder, owning approximately 71.5% of the 1,458,769 shares outstanding at March 17, 2000.

From November 29, 1993 to August 17, 1998, the common stock of our subsidiary, Insilco Corporation, traded on the Nasdaq National Market under the symbol "INSL". After the mergers, our common stock was traded on Nasdaq temporarily (initially under the temporary symbol "INSLD" before resuming the "INSL" designation) but is now traded in the over-the-counter market under the symbol "INSL". The number of record holders of the common stock on March 17, 2000 was
77. The closing sales price of the common stock on March 17, 2000 was $30.00. The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock.

                                                     Low Sale     High Sale
                                                     --------     ---------
2000:
-----
First Quarter (through March 17, 2000)               $ 24.250      $35.000

1999:
-----
First Quarter                                        $ 22.000      $25.000
Second Quarter                                       $ 23.500      $24.000
Third Quarter                                        $ 23.625      $26.500
Fourth Quarter                                       $ 24.000      $26.625

1998:
-----
First Quarter                                        $ 32.000      $43.375
Second Quarter                                       $ 42.875      $44.625
Third Quarter                                        $ 35.000      $45.000
Fourth Quarter                                       $ 20.000      $30.000

Since our incorporation, we have not paid any cash dividends. Future dividend policy will depend upon our earnings and financial condition and our need for funds and other factors. The payment of dividends is restricted by the terms of the Bank Credit Agreement and the 14% Senior Discount Notes due 2008 (the "14% Notes") issued on August 17, 1998.

On August 17, 1998, we completed a series of mergers and transactions, reorganizing our corporate structure. After the reorganization, we became the parent of Insilco Corporation and all of its subsidiaries. Pursuant to the reorganization plan, each stockholder of Insilco Corporation converted his or her shares into shares of our company and the right to receive $0.01 per share in cash. Promptly following the reorganization, Silkworm Acquisition Corporation, an affiliate of Donaldson, Lufkin & Jenrette Merchant Banking Partners, II, L.P. (DLJMB), merged with and into our company, and each share of our common stock was converted into the right to receive $43.47 in cash and
0.03378 of a share of our common stock.

Thus, as a result of the mergers, each stockholder of Insilco, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of our common stock. Concurrently with the consummation of the mergers, the DLJMB Funds purchased 1,400,000 shares of our 15% Senior Exchangeable Preferred Stock due 2012, and warrants to purchase 65,603 shares of our common stock at an exercise price of $0.001 per share.

Following the mergers, (1) Insilco's existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of our common stock; (2) the DLJMB Funds held approximately 69.0% (69.8% on a fully diluted basis) of the outstanding shares of our common stock; (3) 399 Venture Partners Inc., an affiliate of Citibank, N.A. ("CVC"), purchased shares of Silkworm which in the Merger were converted into approximately 19.3% (17.8% on a fully diluted basis) of the outstanding shares of our common stock; and (4) our management purchased approximately 1.7% (1.5% on a fully diluted basis) of the outstanding shares of our common stock.

Immediately prior to the effectiveness of the reorganization merger, each outstanding option to acquire shares of the common stock of Insilco Corp. granted to employees and directors, whether or not vested (the "Options") was canceled and in lieu thereof, each holder of an option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the option multiplied by (y) the number of shares subject to the option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such options elected to utilize amounts otherwise receivable by them to purchase equity or equity units of us.

                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------

The following table sets forth selected financial information (dollars in thousands, except per share data) derived from our Consolidated Financial Statements.

                                                                          Year Ended December 31,
                                                   ----------------------------------------------------------------------
                                                      1995           1996           1997           1998            1999
                                                      ----           ----           ----           ----            ----
OPERATIONS DATA (1)
   Sales (net)                                     $ 350,866        393,385        430,011         434,304        476,355
   Depreciation and Amortization                      10,448         12,571         15,447          16,840         19,541
   Merger Expenses                                         -              -              -          25,529              -
   Restructuring Charge                                    -              -              -               -          6,382
   Amortization Of Reorganization Goodwill            16,205              -              -               -              -
   Operating Income (3)                               33,128         44,797         44,003           9,096         22,077
   Other Income
     Interest Expense                                (18,991)       (17,789)       (20,003)        (32,284)       (47,279)
     Interest Income                                   1,472            724          2,837             979            389
     Other Income (expense), net (4)                  14,407          8,122          3,825           6,593         13,107
   Income (loss) from continuing operations
     before extraordinary items and income taxes      30,016         35,854         30,662         (15,616)       (11,706)
   Income tax benefit (expense)                      (15,051)       (12,348)       (11,148)          1,961          8,112
   Income (loss) from continuing operations
     before extraordinary items                       14,965         23,506         19,514         (13,655)        (3,594)
   Income (loss) from discontinued operations,
     net of tax                                      (12,390)        15,547         62,858           1,512          5,550
   Income (loss) before extraordinary items            2,575         39,053         82,372         (12,143)         1,956
   Extraordinary items, net of tax                         -              -           (728)         (5,888)             -
   Net Income (loss)                                   2,575         39,053         81,644         (18,031)         1,956

   PER SHARE DATA
     Basic income (loss) per share from
       continuing operations                            1.52           2.47           2.71           (4.97)         (6.17)
     Diluted income (loss) per share from
       continuing operations                            1.48           2.38           2.66           (4.97)         (6.17)
     Book value per share                              (1.85)          3.66         (24.77)        (170.75)       (164.93)

                                                                              As of December 31,
                                                   ----------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END (1)                  1995           1996           1997           1998            1999
                                                      ----           ----           ----           ----            ----
   Working Capital                                    54,704         60,859         46,275          81,564         83,121
   Total Assets                                      264,095        273,054        230,955         291,882        322,700
   Long-term Debt                                    186,489        161,042        257,743         384,327        401,860
   Other Long-term Liabilities                        46,875         43,086         42,432          45,438         47,440
   Redeemable Preferred Stock                              -              -              -          34,094         40,113
   Stockholders' Equity (Deficit)                    (17,867)        34,680       (101,080)       (236,322)      (239,966)

                                                                           Year Ended December 31,
                                                   ----------------------------------------------------------------------
CASH FLOW DATA (1)                                    1995           1996           1997           1998            1999
                                                      ----           ----           ----           ----            ----
   Net cash provided by operating activities          37,744         55,423         44,723             763         22,649
   Net cash provided by (used in)
     investing activities                            (14,678)       (29,783)        95,217         (23,366)       (33,084)
   Net cash provided by (used in)
     financing activities                            (21,862)       (32,053)      (133,256)         19,602          9,053

Notes to the Selected Financial Data are as follows:

(1) We have consummated several material transactions over the five-year period presented here, which significantly affect the comparability of the information shown. (See Note 1 to the Consolidated Financial Statements.)

(2) Amortization of Reorganization Goodwill for 1995 resulted from our emergence from Chapter 11 bankruptcy proceedings (the "Chapter 11 Cases") on April 1, 1993 (the "Reorganization Date") pursuant to an Amended and Restated Plan of Reorganization dated November 23, 1992 (the "Plan of Reorganization").

(3) Operating income in 1995 includes a gain of $4.3 million related to a change in our pension plan. In addition, operating income for 1995 includes the deduction for Amortization of Reorganization Goodwill.

(4) Other income in 1995 includes favorable adjustments of $3.6 million related to our environmental liabilities, $1.5 million related to the resolution of several legal disputes, and a $4.0 million gain on the sale of idle corporate assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                                    OVERVIEW

Our two primary business segments have different operating and growth characteristics.

Our Automotive Components segment designs, manufactures, and distributes component products used in automotive, heavy-equipment, and other transportation vehicles. Growth and performance in this segment is tied closely to the vehicle production rates of automotive and heavy-equipment manufacturers as well as after-market demand for replacement products.

The growth and performance of our Technologies segment is dependent on the demand for its customers' end products and network infrastructure build-outs. We feel we have aligned ourselves with market leaders in the electric, electrical, telecommunications and data communications markets.

Our Other segment includes two business units, which were either sold or closed as of December 31, 1999. These business units were a manufacturer of high-speed welded tube mills and other machinery (McKenica) and a welded stainless steel tubing manufacturer (Romac).

We consummated several material transactions in 1997, 1998 and 1999 that resulted in significant changes to our debt and capital structure. A summary of these transactions is as follows:

1997

1997 AMENDED AND RESTATED CREDIT AGREEMENT: As of July 3, 1997, Insilco Corporation entered into an Amended and Restated Credit Agreement (the "1997 Bank Credit Agreement"). This agreement among other things, provided for (1) a $200 million revolving credit facility, (2) a $50 million sublimit for commercial and standby letters of credit, and (3) a $50 million sublimit for advances in selected foreign currencies.

ISSUANCE OF 10 1/4% SUBORDINATED DEBT: On August 12, 1997, Insilco Corporation issued $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "10 1/4% Notes"), realizing net proceeds of $145.9 million from issuance.

SHARE REPURCHASE: On July 10, 1997, Insilco Corporation, using the proceeds from the sale of the Rolodex Business, purchased an aggregate of 2,857,142 shares of Insilco Corporation common stock for $109,999,967. On August 12, 1997, Insilco Corporation completed a tender offer pursuant to which they purchased 2,857,142 additional shares for $109,999,967. These shares were purchased with proceeds received from the issuance of their 10 1/4% Notes.

1998

THE MERGERS: On August 17, 1998, we completed a series of mergers and transactions reorganizing our corporate structure. After the reorganization, we became the parent of Insilco Corporation and all its subsidiaries. Pursuant to the reorganization plan each stockholder of Insilco Corporation converted his or her shares into shares of our company and the right to receive $0.01 per share in cash. Promptly following the reorganization, Silkworm Acquisition Corporation, an affiliate of DLJMB, merged with and into our Company.

THE MERGER FINANCING: We financed the foregoing transactions with approximately $204.4 million of cash from: (1) gross proceeds of approximately $70.2 million from the issuance of 14% Senior Discount Notes, (2) the issuance of 1,245,138 shares of common stock for approximately $56.1 million, (3) the issuance of 1,400,000 shares of the PIK Preferred Stock for $35.0 million and (4) approximately $43.1 million of new borrowings under our existing credit facility.

We incurred $25,529,000 of costs related to these mergers in 1998.

REFINANCING OF 10 1/4% SUBORDINATED DEBT: As a result of the merger, Insilco Corporation purchased all the outstanding 10 1/4% Notes at 101% of their aggregate principal amount, plus accrued interest by selling $120 million of 12% Senior Subordinated Notes on November 9, 1998, which generated approximately $116.4 million, and borrowing approximately $30.0 million under Insilco Corporation's credit facilities.

In addition, on November 24, 1998, Insilco Corporation amended and restated its Bank Credit Agreement to provide, among other things, for two credit facilities: a $175 million revolving loan and a $125 million term loan.

DIVESTITURES: Insilco Corporation sold its Office Products Business, which was part of its Office Products/Specialty Publishing Group, in three separate transactions. First, on September 3, 1996, Insilco Corporation sold its computer accessories business (Curtis) and next, on October 4, 1996, Insilco Corporation sold its electronic organizer business (Rolodex Electronics). The aggregate proceeds from these sales of $21.8 million were used to reduce the outstanding amounts on its bank loans. Finally, on March 5, 1997, Insilco Corporation sold the remainder of the Office Products Business, which consisted of the Rolodex Business, for net cash proceeds of approximately $112 million (the "Rolodex Proceeds"). As a result of these sales, its Office Products Business is accounted for as a discontinued operation (See "Discontinued Operations").

1999

ACQUISITIONS: On July 20, 1999, through Insilco Corporation, we executed a definitive merger agreement with Thermal Transfer Products, Ltd., whereby Thermal Transfer Acquisition Corporation, a newly created wholly-owned subsidiary of Insilco Corporation, was merged with Thermal Transfer Products. The surviving entity, Thermal Transfer Products, Ltd. or TTP, is a wholly owned subsidiary of Insilco Corporation. TTP, a leading manufacturer of industrial oil coolers and other heat exchanger products, is based in Racine, Wisconsin.

On January 25, 1999, through Insilco Corporation, we purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc., collectively EFI, a precision-stamping manufacturer.

DIVESTITURES: On December 17, 1999, through Insilco Corporation, we entered into a definitive sale agreement with TP Acquisition Corp., a wholly-owned subsidiary of Castle Harlan Partners III, L.P. to sell our specialty publishing business, Taylor Publishing Company. Our accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Specialty Publishing Business as a discontinued operation. The sale was completed on February 11, 2000.

These transactions have had a significant impact on our results of operations and financial position. Results of operations have been affected by increases in the amortization of intangibles, inventory costs, depreciation, interest expense, and deferred financing and prepayment fees. As a result of these transactions, our consolidated results for 1998 and 1999 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, are presented in Note 20 of the Notes to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

In conjunction with our reorganization, we adopted earnings before interest, taxes, depreciation and amortization (EBITDA) as a basis and manner for presenting and using financial information to assist us in making internal operating decisions. Certain investors use EBITDA as a measure of operations and the ability to meet debt service requirements. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. Moreover, the EBITDA amount presented herein is not necessarily comparable to other similarly titled captions of other companies, or as defined by the Company's Bank Credit Agreement or Debentures due to inconsistencies in the method of calculation. The table included in our segment data footnote (Note 19 of the Notes to the Consolidated Financial Statements) is a summary (in thousands) of our net sales and income (loss) from continuing operations before income taxes and extraordinary items, and our net income (loss) for the periods ended December 31, 1997, 1998, and 1999. This presentation and the discussion that follows are consistent with the basis and manner in which our management internally uses financial information to assist them in making internal operating decisions.

1998 COMPARED TO 1999

CONSOLIDATED RESULTS OF OPERATIONS. Our results for 1998 include the following:

     o Our merger fees relating to the August 1998 merger with DLJMB of $25.5 million, which are included in merger expenses (see Note 1 of the Notes to the Condensed Consolidated Financial Statements).

     o $1.3 million in legal fees relating to antitrust and other significant legal proceedings, which are included in significant legal expenses.

     o Relocation expenses of $0.5 million relating to the consolidation our Great Lake and General ThermoDynamics locations, which are included in severance, writedowns and other.

     o Lease cancellation costs incurred at our Stamping El Paso location of $0.2 million, which are include in severance, writedowns and other.

     o Our severance costs relating to corporate staff reductions of $1.4 million and rationalization activities at our operating locations of $1.3 million, which are included in severance, writedowns and other.

Similarly, our results for 1999 included the following:

     o Our closing of our heat exchanger machinery and equipment business (McKenica) and a $5.8 million charge relating to this action, which is included in severance, writedowns and other.

     o Our closing of our Duncan, South Carolina heat exchanger tubing manufacturing facility and a $1.1 million charge relating to this action, which is included in severance, writedowns and other.

     o $4.7 million charge relating to the restructuring of our corporate staff and rationalization activities within our operating units, which is included in severance, writedowns and other.

     o Consulting fees relating to the analysis of potential cost benefits and the expense of establishing a separate legal entity to better manage our future health care costs of $1.8 million, which are included in significant legal expenses.

     o $0.9 million of legal fees relating to antitrust and other significant legal proceedings, which are included in significant legal expenses.

     o Our acquisition of EFI and TTP, which required $48.7 million of borrowings under our Revolving Facility.

     o The sales of (1) our welded stainless steel tubing business assets for $16.5 million, (2) certain assets, including the intellectual property, of our heat exchanger machinery and equipment business for $1.7 million and (3) our Duncan, South Carolina facility for $3.2 million. Our net gain on these sales of $9.1 million is reflected in other income and the proceeds were used to pay down our Revolving and Term Loan Facilities.

Our net sales from continuing operations for 1999 increased $55.1 million, or 14%, to $458.2 million from $403.1 million last year. Sales in the Automotive Components segment increased $14.9 million or 7% over last year to $228.3 million. Sales in the Technologies segment increased $40.2 million, or 21%, to $230 million. Contributing $54.4 million to these sales increases were this year's acquisitions of EFI and TTP in January and July 1999, respectively, as well as last year's acquisition of two cable assembly operations in Ireland. Other segment sales, which include heat exchanger machinery and equipment and welded stainless steel tubing products declined by $13.1 million, or 42%, from the prior year as a result of our divesting the two business units that comprise this segment.

EBITDA from continuing operations for 1999 increased $2.4 million, or 5%, to $54.7 million from $52.3 million last year. Lower corporate expense due to a reduction in staff in June 1999 accounted for the majority of the increase, while EBITDA from the Automotive Components and Technologies segments were essentially flat. Other segment EBITDA declined by $1.1 million, or 50%, as a result of the aforementioned divestitures.

Operating income from continuing operations increased $13.0 million from $9.1 million in 1998 to $22.1 million in 1999. The increase was due to the current year absence of $25.5 million of merger fees and expenses incurred in 1998. The merger fee and expenses reduction was partially offset by increases in depreciation and amortization, significant legal expenses and reorganization, severance and writedown expenses.

Interest expense for 1999 increased $15.0 million to $47.3 million from $32.3 million last year, reflecting the higher interest rates of our 1998 debt offerings and higher debt levels as a result of our acquiring EFI and Thermal Transfer Products and the merger with DLJMB. On a cash basis, excluding the accretion of our Senior Discount Notes and amortization of debt issuance and other costs, interest expense increased $7.2 million to $34.3 million from $27.1 million.

Net gain on asset disposals increased by $8.7 million due mainly to $9.1 million net gain on the sales of the Romac business, the McKenica equipment and intellectual property and the TCD, Inc. building.

Other income, net, decreased by $2.8 million due mainly to various miscellaneous liability releases in 1998.

We had an income tax benefit of $8.1 million for the period compared to a benefit of $2.0 million last year. This change in our effective tax rate occurred because the merger expenses incurred in the prior year were mainly not tax deductible, while the gain on the sale of our welded stainless steel tubing business was not taxable in the current year. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 14 of the Notes to the Consolidated Financial Statements.

We recorded income from discontinued operations of $1.5 million in 1998 and $5.6 million in 1999 related to the sale of our Specialty Publishing segment, a significant line of business. The sale of this line of business was completed on February 11, 2000 for $93.5 million before adjustments for working capital and other transaction-related fees and expenses (see Note 21 of the Notes to the Consolidated Financial

Statements). As a result of this sale, the Specialty Publishing segment has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified. Revenues associated with the discontinued business for 1998 were $101.3 million and 1999 were $103.7 million.

We recorded an extraordinary item of $5.9 million, net of tax, in 1998 relating to the write-off of deferred financing fees associated with the 1997 Bank Credit Agreement and 10 1/4% Notes.

AUTOMOTIVE COMPONENTS: Net sales increased $14.9 million, or 7%, to $228.3 million from $213.4 million last year. Sales benefited $12.0 million from our acquisition of Thermal Transfer Products on July 20, 1999. The segment's base business increased $2.9 million, or 1%, from last year. The increase in base business was primarily due to strong demand for aluminum radiator tubing. This increase was partially offset by declining copper and brass tubing sales due to weaker demand for industrial radiators and an industry shift toward lighter weight aluminum heat exchanger products. A weaker U.S. dollar against the German Deutsche Mark lowered the translation of German-based sales by approximately $3.3 million.

EBITDA for the period increased slightly from $31.6 million in 1998 to $32.5 million in 1999. The increase was due to the incremental contribution from the Thermal Transfer Products acquisition coupled with the margin on increased aluminum radiator sales. These increases were partially offset by the decline in the higher margin copper and brass tubing sales. A weaker U.S. dollar against the German Deutsche Mark lowered the translation of German-based EBITDA by approximately $0.4 million.

TECHNOLOGIES: Net sales for the period increased $40.2 million, or 21%, to $230.0 million from $189.8 million last year. Our acquisitions of EFI on January 25, 1999 and two cable assembly operations in Ireland in the fourth quarter of 1998 accounted for approximately $42.4 million in incremental sales. Offsetting these increases were lower domestic cable assembly, transformer, precision stampings and patch cord assembly sales, reflecting inventory corrections and weakness in worldwide demand for electronic components during the first half of 1999. A weaker U.S. dollar against the German Deutsche Mark lowered the translation of German-based sales by approximately $1.0 million.

EBITDA for the period decreased slightly to $28.2 million in 1999 from $28.4 million in 1998. The decrease was due to the lower sales mentioned above partially offset by the incremental contribution from the EFI acquisition. A weaker U.S. dollar against the German Deutsche Mark lowered the translation of German-based EBITDA by approximately $1.0 million.

OTHER: Net sales decreased $13.1 million and EBITDA decreased $1.1 million due to the divestiture of the segment in two separate transactions during 1999.

1997 COMPARED TO 1998

CONSOLIDATED RESULTS OF OPERATIONS: Our net sales from continuing operations in 1998 increased $10.3 million, or 3%, to $403.1 million from $392.8 million in 1997. The increase in sales was primarily due to higher sales from our Automotive Components segment, which increased $19.5 million or 10% over 1997. This increase was due primarily to higher heat exchanger and tubing sales, which were up 16%. These increased sales were partially offset by a 2% decrease in the sales of transmission related components. The increase in Automotive Component sales was partially offset by a decrease in sales in our Technologies segment, which declined $9.1 million or 5%. Although connector product sales increased 7%, sales of wire and cable assembles, transformers and precision stampings collectively declined 9%. Other segment sales, which includes heat exchanger machinery and equipment and welded stainless steel tubing products, decreased a combined $6.1 million or 16%.

EBITDA from continuing operations in 1998 decreased slightly to $52.3 million from $53.6 million. The decrease was due to the weak sales in our Technologies segment reflecting a general industry inventory correction and weakness in worldwide demand for electronic components during the second half of 1998. This shortfall was partially offset by increased performance in the Automotive Components segment and lower corporate expense due to staff reductions. Other segment EBITDA suffered from the performance in the heat exchanger machinery and equipment business.

Operating income decreased to $9.1 million in 1998 from $44.0 million in 1997. Contributing to this decrease in operating income were: (1) $25.5 million of expenses relating to our August 1998 merger with DLJMB, (2) charges for severance expenses totaling $1.6 million related to workforce reductions at the corporate office and Technologies segment, (3) $1.3 million higher legal expenses relating to two significant lawsuits, (4) $0.7 million related to facilities consolidations and lease cancellation costs and (5) the erosion of performance in the heat exchanger machinery and capital equipment business.

Interest expense in 1998 increased $12.3 million to $32.3 million from $20.0 million in 1997, reflecting higher interest rates on our 1998 debt offerings and higher debt levels as a result of the August 1998 Merger and the July 1997 Share Repurchase. On a cash basis, excluding the accretion of PIK debt and amortization of debt issuance and other costs, interest expense increased $8.4 million to $27.1 million from $18.7 million.

Net gain on asset disposals and other income, net, increased $0.9 million to $7.6 million from $6.7 million in 1997, due to various non-operating, non-recurring items.

We had an income tax benefit in 1998 of $2.0 million compared to an expense of $11.1 million in 1997 due to the loss generated from continuing operations in 1998. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 14 of the Notes to the Consolidated Financial Statements.

We recorded income from discontinued operations of $1.5 million in 1998 and $62.9 million in 1997 relating to the: (1) operations of the Specialty Publishing segment in 1998 and 1997, (2) operations of the Office Products Business in 1997 and (3) sale of its Office Products Business in 1997. The Office Products Business and Specialty Publishing segment are considered significant lines of business. The sale of the Office Products Business was completed on March 5, 1997 with the sale of Rolodex for $112.6 million, net of transaction costs. As a result of this sale, the Office Products Business has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated statements of operations and cash flows for the periods prior to the sales have been reclassified. Revenues associated with the discontinued businesses for 1997 were $109.0 million and 1998 were $101.3 million.

We recorded an extraordinary item of $5.9 million, net of tax, in 1998 relating to the write-off of deferred financing fees associated with the 1997 Bank Credit Agreement and 10 1/4% Notes.

AUTOMOTIVE COMPONENTS: Net sales in 1998 increased $19.5 million, or 10%, to $213.4 million from $193.8 million in 1997. The increase was due to higher aluminum and charged-air-cooler tubing, aluminum heat exchangers, and radiator sales. These sales increases were partially offset by lower transmission component and copper and brass tubing sales.

EBITDA in 1998 increased $1.6 million, or 5%, to $31.6 million from $30.0 million in 1997 due to higher sales and the resulting increase in gross profits while selling, general and administrative expenses were flat compared to 1997.

TECHNOLOGIES: Net sales in 1998 decreased $9.1 million, or 5%, to $189.8 million from $198.9 million in 1997. While connector sales were up 7% from 1997, sales of wire and cable assemblies, transformers and precision stampings were collectively down 9% due a continuing slowdown in global electronics markets and weak demand for electronic end products.

EBITDA in 1998 decreased $4.5 million, or 14%, to $28.4 million from $32.9 million in 1997. The decrease was due primarily to the decrease in sales and a slight decrease in gross profit margins. In addition, selling, general and administrative expenses increased 3%.

OTHER: Net sales in 1998 decreased $6.0 million, or 16%, to $31.2 million from $37.2 million in 1997. A 45% decrease in tube mill capital equipment sales, as a result of weak domestic and international demand for milling equipment accounted for the decline.

EBITDA in 1998 decreased $3.6 million, or 61%, to $2.2 million from $5.8 million in 1997 due to the decline in tube mill capital equipment sales.

LIQUIDITY AND CAPITAL RESOURCES

In general, we require liquidity for working capital, capital expenditures, interest, taxes, debt repayment and our acquisition strategy. Of primary importance are our working capital requirements, which increase whenever we experience strong incremental demand or geographical expansion. We expect to satisfy our liquidity requirements through a combination of funds generated from operating activities and the funds available under our Bank Credit Agreement.

OPERATING ACTIVITIES: Net cash provided by operating activities was $22.6 million compared to $0.8 million provided by operating activities last year. The $21.8 million increase was primarily due to increased net income. We paid cash interest of $31.7 million in 1998 and $32.0 in 1999 on our 12% notes, our revolving and term credit facilities and miscellaneous other items.

INVESTING ACTIVITIES: Capital expenditures from continuing operations for 1998 were $18.0 million compared to $15.1 million in 1999. We expect our 2000 capital expenditures to be slightly less than 1999. Capital spending allocations during the period were 52% to the Automotive Components segment and 48% to the Technologies segment.

We borrowed $48.7 million under our Revolver Facility in 1999 to acquire EFI and Thermal Transfer Products. Also, we received cash dividends in 1999 of $10.4 million from our investment in the Thermalex joint venture compared to $1.3 million in 1998. These dividends reflect a special dividend of $7.5 million. 2000 dividends are expected to be approximately $1.0 million.

We received proceeds of $16.5 million on the sale of our welded stainless steel tubing products business, $1.7 million of proceeds from the sale of certain equipment and intellectual property of our heat exchanger machinery and equipment business and $3.2 million in proceeds from the sale of Duncan, South Carolina facility. These proceeds were used to reduce borrowings under our revolving and term credit facilities.

In addition, on February 11, 2000, we sold our Specialty Publishing business for $93.5 million. The net proceeds of approximately $70.0 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments, were used to reduce borrowings under our revolving and term credit facilities.

FINANCING ACTIVITIES: Our annual cash interest expense on our 12% Notes, which are due 2007, is approximately $14.4 million. Interest on these notes is payable semi-annually on February 15 and August 15. Cash interest on our 14% Senior Discount Notes, which are due 2008, is payable semi-annually beginning February 15, 2004. Dividends on our 15% Senior Exchangeable Preferred Stock ("PIK Preferred Stock") are payable in additional shares of PIK Preferred Stock until August 1, 2003. After August 1, 2003, dividends are payable in cash.

We are party to Insilco Corporation's Bank Credit Agreement, which, as of March 17, 2000, includes a $119.3 million Term Facility and a $166.1 million Revolving Facility. The agreement provides for revolving loans and up to $50 million of letters of credit. The Revolving Facility can be used to fund acquisitions, provide working capital and for other general corporate purposes. The Term Facility has a maturity of seven years and is subject to mandatory quarterly prepayments of $0.3 million for the first six years and quarterly payments of approximately $29.4 million in the seventh year. Cash interest on the Term Facility is based on a leverage ratio. At December 31, 1999, the applicable interest rate was LIBOR plus 3.75%. Payments of principal and interest on the Term Facility are due quarterly each March, June, September and December. The Revolving Facility terminates on July 8, 2003, and interest is based on a leverage ratio. At December 31, 1999, the applicable interest rate was LIBOR plus 2.50%. Availability under the Revolving Facility will decrease by $17.5 million on each of July 10, 2001 and July 10, 2002.

The Bank Credit Agreement is secured by a first-priority perfected lien on substantially all of Insilco Corporation's assets, including a pledge of all of the stock of Insilco Corporation's domestic subsidiaries and 65% of the stock of Insilco's foreign Subsidiaries. Payment of principal and interest on amounts borrowed under the Bank Credit Agreement are guaranteed by substantially all of Insilco Corporation's domestic subsidiaries. As of March 17, 2000, we had approximately $50.2 million of available funds under this agreement.

On February 16, 2000, we amended certain terms of Insilco Corporation's Bank Credit Agreement to, among other things, (1) permit us to consummate the TAT acquisition, (2) provide that TAT assume up to $90.0 million in aggregate principal amount of the Term Loans, (3) release our direct obligations in respect of such assumed portion of the Term Loans and (4) increase the interest rates applicable to the loans in certain circumstances. On February 17, 2000 we, through Insilco Corporation, purchased TAT Technology for $91.2 million, using the $90.0 million of borrowings from its Term Loan Facility and $1.2 million from its Revolving Credit Facility (see Note 21 of the Notes to the Consolidated Financial Statements).

We expect our principal sources of liquidity to be from our operating activities and funding from Insilco Corporation's Revolving Credit Facility. We further expect that these sources will enable us to meet our long-term cash requirements for working capital, capital expenditures, interest, taxes, debt repayment, and future acquisitions for the foreseeable future.

ACCUMULATED DEFICIT: At December 31, 1999, we had a stockholders' deficit totaling $240.0 million, which is a result of both the 1998 merger and 1997 share repurchases previously described in this section.

MARKET RISK AND RISK MANAGEMENT

Foreign currency exchange rate movements create a degree of risk to our operations by affecting the U.S. dollar value of sales made in foreign currencies and the U.S. dollar value of costs incurred in foreign currencies. Foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets, principally German Deutsche Marks. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments.

As of December 31, 1999, we did not have any derivative instruments in place for managing foreign currency exchange rate risks. We do not engage in hedging or other market structure derivative trading activities. Additionally, our debt obligations are a combination of fixed and variable rate instruments, some of which are sensitive to changes in interest rates. At December 31, 1999, we had $199.1 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.2 million. We do not believe that our market risk financial instruments on December 31,1999 would have a material effect on future operations or cash flows.

A comparison of the net fair value of all interest sensitive financial instruments using a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve as of December 31, 1999 is as follows (in thousands):

                                                                Hypothetical
                                               Fair Market       Fair Market
      Description of Security                     Value             Value
-------------------------------------------   ---------------  ----------------

12% Senior Subordinated Notes due 2007              $117,381         $ 111,839

14% Senior Discount Notes due 2008                    40,550            37,811


THE YEAR 2000 ISSUES

We did not experience any significant problems as a result of year 2000.

COSTS. The costs incurred to implement our Year 2000 compliance program were immaterial and we incurred less than $1.0 million of costs in the aggregate. All of our Year 2000 compliance costs were funded from our operating cash flow. Our Year 2000 compliance budget did not include material amounts for hardware replacement because we have historically employed a strategy to continually upgrade our business systems.

SEASONALITY AND INFLATION

Our segments are not highly seasonal.

The impact of inflation on our operations has not been significant. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       -------------------------------------------------------------------

See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk and Risk Management".

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ---------------------------------------------------

The Consolidated Financial Statements of us, together with the reports thereon of KPMG LLP (dated February 17, 2000) are set forth on pages F-1 through F-40 hereof (see Item 14 of this Annual Report for the Index).

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       -------------------------------------------------------------------
                            AND FINANCIAL DISCLOSURE
                            ------------------------

Not applicable.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

The information required by this Item will be included under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement (the "Proxy Statement") relating to our 2000 Annual Meeting of Stockholders which was previously scheduled to be held on April 21, 2000, but has subsequently been changed to May 2000 and is incorporated in this Form 10-K by reference. We anticipate filing the Proxy Statement with the Securities and Exchange Commission in April 2000.

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

The information required by this Item will be included under the captions "Director Compensation" and "Executive Compensation" in the Proxy Statement and is incorporated in this Form 10-K by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ------------------------------------------------------------
                                   MANAGEMENT
                                   ----------

The information required by this Item will be included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement and is incorporated in this Form 10-K by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

The information required by this Item will be included under the captions "Compensation Committee Interlocks and Insider Participation," "Election of Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Directors and Executive Officers" in the Proxy Statement and is incorporated in this Form 10-K by reference.

                                     PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        ----------------------------------------------------------------
                                    FORM 8-K
                                    --------

(A)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)      Financial Statements

         -  Independent Auditors' Report

         -  Consolidated Balance Sheets

            -  December 31, 1999
            -  December 31, 1998

         -  Consolidated Statements of Operations

            -  Year ended December 31, 1999
            -  Year ended December 31, 1998
            -  Year ended December 31, 1997

         -  Consolidated Statements of Stockholders' Deficit

            -  For the years ended December 31, 1999, 1998 and 1997

         -  Consolidated Statements of Cash Flows

            -  Year ended December 31, 1999
            -  Year ended December 31, 1998
            -  Year ended December 31, 1997

         -  Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules

         See Exhibit 99(a) - Schedule II - Valuation and Qualifying Accounts.

         All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in financial statements or the notes thereto.

        (3)       Exhibits:


     *2(a)    -   Agreement and Plan of Merger, dated as of March 24, 1998,
                  among Insilco, INR Holding Co., and Silkworm Acquisition
                  Corporation (Exhibit 10(n) to the Registration Statement on
                  Form S-4 (File No. 333-51145) of Insilco).

     *2(b)    -   Amendment No. 1 to the Agreement and Plan of Merger, dated
                  June 8, 1998, among Insilco, INR Holding Co. and Silkworm
                  Acquisition Corporation (Exhibit 10(r) to the Registration
                  Statement on Form S-4 (File No. 333-51145) of Insilco).

     *3(a)    -   Certificate of Incorporation (Exhibit 3.1 to the Current
                  Report on Form 8-K filed on August 18, 1998 (File No.
                  0-24813)).

     *3(b)    -   Bylaws incorporated by reference to Exhibit 3.2 to the
                  Current Report on Form 8-K filed on August 18, 1998 (File No.
                  0-24813).

     *4(a)    -   Investors' Agreement, dated as of August 17, 1998, among
                  Insilco Holding Co. and the investors named therein (Exhibit
                  4.5 to the Registration Statement on Form S-1 (File No.
                  333-65039)).

     *4(b)    -   Indenture, dated as of November 9, 1998, between Insilco and the Trustee (Exhibit 4(a) to the Form 10-Q filed by Insilco on November 16, 1998 (File No. 0-22098).

     *4(c)    -   First Supplemental Indenture, dated as of December 21, 1998, between Insilco and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947) of
                  Insilco).

     *4(d)    -   Warrant Agreement, dated as of August 17, 1998, between
                  Silkworm Acquisition Corporation and National City Bank, as
                  Warrant Agent (Exhibit 4.1 to the Registration Statement on
                  Form S-1 (File No. 333-65039)).

     *4(e)    -   Assumption Agreement, dated as of August 17, 1998, between
                  Insilco Holding Co. and National City Bank, as Warrant Agent
                  (Exhibit 4.2 to the Registration Statement on Form S-1 (File
                  No. 333-65039)).

     *4(f)    -   Form of Class A Warrant (Exhibit 4.3 to the Registration
                  Statement on Form S-1 (File No. 333-65039)).

     *4(g)    -   Certificate of Designation with respect to Pay-in-kind 15%
                  Senior Exchangeable Preferred Stock due 2010 (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-65039)).

     *4(h)    -   Indenture, dated as of August 17, 1998, between Silkworm
                  Acquisition Corporation and the Trustee (Exhibit 4.5 to the
                  Registration Statement on Form S-1 (File No. 333-65039)).

     *4(i)    -   First Supplemental Indenture, dated as of August 17, 1998, between Insilco Holding Co., and the Trustee (Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-65039)).

     *4(j)    -   Indenture, dated as of August 12, 1997, between Insilco and the Trustee (Exhibit 4(j) to the Registration Statement on
                  Form S-4 (File No. 333-36523) of Insilco).

     *4(k)    -   Form of New Note (included in Exhibit 4(j) above) (Exhibit
                  4(k) to the Registration Statement on Form S-4 (File No.
                  333-36523) of Insilco).

     *4(l)    -   Purchase Agreement, dated as of August 7, 1997, among
                  Insilco and Goldman, Sachs & Co., McDonald & Company
                  Securities, Inc. and Citicorp Securities Inc. (the "Initial
                  Purchasers") (Exhibit 4(l) to the Registration Statement on
                  Form S-4 (File No. 333-36523) of Insilco).

     *4(m)    -   Exchange and Registration Rights Agreement, dated as of
                  August 12, 1997, between Insilco and the Initial Purchasers
                  (Exhibit 4(m) to the Registration Statement on Form S-4 (File
                  No. 333-36523) of Insilco).

     *4(n)    -   Warrant Agreement, dated as of November 9, 1998, between
                  Insilco Holding Co. and the Warrant Agent (Exhibit 4(a) to the
                  Form 10-Q for the Quarter Ended September 30, 1998 (File No.
                  0-24813).

     *4(o)    -   Warrant and Registration Rights Agreement, dated as of
                  November 9, 1998, between Insilco Holding Co. and the Initial
                  Purchaser (Exhibit 4(b) to the Form 10-Q for the Quarter Ended
                  September 30, 1998 (File No. 0-24813)).

     *4(p)    -   Exchange and Registration Rights Agreement, dated as of
                  November 9, 1998, between Insilco and DLJ (Exhibit 4(b) to the
                  Form 10-Q of Insilco for the Quarter Ended September 30, 1998
                  (File No. 0-22098)).

     *4(q)    -   Second Supplemental Indenture, dated as of January 25, 1999, between Insilco and the Trustee.

     *10(a)   -   Insilco Holding Co. Direct Investment Program (Exhibit 4(c)
                  to the Registration Statement on Form S-8 (File No.
                  333-61809)).**

     *10(b)   -   Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the
                  Registration Statement on Form S-8 (File No. 333-61809)).**

     *10(c)   -   Insilco Holding Co. and Insilco Corporation Equity Unit Plan
                  (Exhibit 4(c) to the Registration Statement on Form S-8 (File
                  No. 333-61811)).**

     *10(d)   -   Credit Agreement, among Insilco and a syndicate of banks and other financial institutions led by Donaldson, Lufkin &
                  Jenrette Securities Corporation, DLJ Capital Funding and The
                  First National Bank of Chicago (Exhibit 10.4 to the
                  Registration Statement on Form S-1 (File No. 333-71947) of
                  Insilco).

     *10(e)   -   Purchase Agreement, between Insilco Corporation, Insilco
                  Holding Co. and Donaldson, Lufkin & Jenrette Securities
                  Corporation (Exhibit 10(a) to Form 10-Q filed by Insilco on
                  November 16, 1998 (File No. 0-22098)).

     *10(f)   -   Employment Agreement dated as of May 1, 1993 between Insilco and Robert L. Smialek, as amended and restated (Exhibit 10(k) to the Form 10/A, Amendment No. 1 to Form 10 (File No.
                  0-22098) of Insilco).**

     *10(g)   -   Form of Indemnification Agreement adopted by Insilco as of
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

----------

*      Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

(B)       REPORTS ON FORM 8-K

          A report, dated October 4, 1999, on Form 8-K was filed during the quarter ended December 31, 1999, pursuant to Item 7 of that form.

          A report, dated November 4, 1999, on Form 8-K was filed during the quarter ended December 31, 1999, pursuant to Items 5 and 7 of that form.

          A report, dated December 20, 1999, on Form 8-K was filed during the quarter ended December 31, 1999, pursuant to Items 5 and 7 of that form.

          A report, dated February 11, 2000, on Form 8-K was filed with the SEC on February 17, 2000, pursuant to Items 5 and 7 of that form.

          A report, dated February 11, 2000, on Form 8-K was filed with the SEC on February 25, 2000, pursuant to Items 2 and 7 of that form.

          A report, dated February 17, 2000, on Form 8-K was filed with the SEC on March 1, 2000, pursuant to Items 2 and 7 of that form.

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

                                           INSILCO HOLDING CO.

Date: March 27, 2000                       By:  /s/ Michael R. Elia
                                                -------------------
                                                Michael R. Elia
                                                Vice President, Chief Financial
                                                Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

           David A. Kauer*                  President, Chief Executive                 )
           --------------------------       Officer and Director                       )
           David A. Kauer                   (Principal Executive Officer)              )

           Michael R. Elia*                 Vice President, Chief Financial Officer,   )
           --------------------------       Treasurer and Secretary                    )
           Michael R. Elia                  (Principal Accounting Officer)

           Thompson Dean*                                                              )
           --------------------------
           Thompson Dean                    Director                                   )

           William F. Dawson*                                                          )    March 27, 2000
           --------------------------
           William F. Dawson                Director                                   )

           Randall E. Curran*
           --------------------------                                                  )
           Randall E. Curran                Director                                   )

           John F. Fort III*
           --------------------------                                                  )
           John F. Fort III                 Director                                   )

           David Y. Howe*                                                              )
           --------------------------
           David Y. Howe                    Director                                   )



By:        /s/ David A. Kauer
           --------------------------
           *David A. Kauer
           Attorney-in-Fact

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    Independent Auditors' Report                                          F-2

    Consolidated Balance Sheets                                           F-3
       - December 31, 1999
       - December 31, 1998

    Consolidated Statements of Operations                                 F-4
       - Year ended December 31, 1999
       - Year ended December 31, 1998
       - Year ended December 31, 1997

    Consolidated Statement of Stockholders' Deficit

       - For the years ended December 31, 1999, 1998 and 1997             F-5


    Consolidated Statements of Cash Flows                                 F-7
       - Year ended December 31, 1999
       - Year ended December 31, 1998
       - Year ended December 31, 1997

    Notes to Consolidated Financial Statements                            F-8

                          Independent Auditors' Report
                          ----------------------------

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insilco Holding Co. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Columbus, Ohio                                          KPMG LLP
February 17, 2000

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                                 (In thousands)

                        Assets                                                          1999              1998
                        ------                                                          ----              ----
Current Assets:
   Cash and cash equivalents                                                           $ 6,569            7,507
   Trade receivables, net                                                               77,698           63,826
   Other receivables                                                                     1,836            2,625
   Receivables from related party                                                            -            4,882
   Inventories, net                                                                     58,273           53,037
   Deferred taxes                                                                        9,603            6,143
   Net assets of discontinued operation                                                    830            6,681
   Prepaid expenses and other current assets                                             2,731            2,473
                                                                                     ---------        ---------
        Total current assets                                                           157,540          147,174
Property, plant, and equipment, net                                                    109,606          101,319
Deferred taxes                                                                           7,271            1,902
Other assets and deferred charges                                                       48,283           41,487
                                                                                     ---------        ---------
        Total assets                                                                 $ 322,700          291,882
                                                                                     =========        =========
              Liabilities and Stockholders' Deficit
              -------------------------------------

Current Liabilities:
   Current portion of long-term debt                                                   $ 1,266            1,265
   Accounts payable                                                                     39,247           30,465
   Customer deposits                                                                         -              932
   Accrued expenses and other                                                           33,906           32,948
                                                                                     ---------        ---------
        Total current liabilities                                                       74,419           65,610
Long-term debt, excluding current portion                                              400,594          383,062
Other long-term liabilities, excluding current portion                                  47,440           45,438
Minority interest                                                                          100                -
15% Preferred stock; 3,000,000 shares authorized
   1,400,000 shares issued and outstanding at December 31,
   1999 and 1998                                                                        40,113           34,094
Stockholders' deficit:
   Common stock, $.001 par value; 15,000,000 shares authorized;
   1,472,487 shares issued and 1,455,335 outstanding at Dec. 31, 1999,
   1,384,614 shares issued and outstanding at December 31, 1998                              1                1
   Treasury stock, at cost                                                                (480)               -
   Additional paid-in capital                                                           62,914           63,890
   Accumulated deficit                                                                (299,178)        (295,115)
   Accumulated other comprehensive loss                                                 (3,223)          (5,098)
                                                                                     ---------        ---------
        Total stockholders' deficit                                                   (239,966)        (236,322)
                                                                                     ---------        ---------
Commitments and contingencies (See Notes 10, 14, and 18)

        Total liabilities and stockholders' deficit                                  $ 322,700          291,882
                                                                                     =========        =========

See accompanying notes to consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                       Consolidated Statement of Operations
                     Years Ended December 31, 1999, 1998, 1997
                        (In thousands, except share data)

                                                                                 1999            1998            1997
                                                                                 ----            ----            ----
Sales                                                                         $ 476,355         434,304         430,011
Cost of products sold (Note 15)                                                 367,905         322,591         312,058
Depreciation and amortization                                                    19,541          16,840          15,447
Selling, general and administrative expenses (Note 15)                           60,450          60,248          58,503
Merger expenses                                                                       -          25,529               -
Restructuring charge (Note 15)                                                    6,382               -               -
                                                                              ---------       ---------       ---------
        Operating income                                                         22,077           9,096          44,003
                                                                              ---------       ---------       ---------
Other income (expense):
    Interest expense                                                            (47,279)        (32,284)        (20,003)
    Interest income                                                                 389             979           2,837
    Equity in net income of Thermalex                                             3,043           2,850           2,647
    Other income, net                                                            10,064           3,743           1,178
                                                                              ---------       ---------       ---------
        Total other expense                                                     (33,783)        (24,712)        (13,341)
                                                                              ---------       ---------       ---------
        Income (loss) from continuing operations before income
         taxes and extraordinary items                                          (11,706)        (15,616)         30,662
Income tax benefit (expense)                                                      8,112           1,961         (11,148)
                                                                              ---------       ---------       ---------
        Income (loss) from continuing operations before
          extraordinary items                                                    (3,594)        (13,655)         19,514
Discontinued operations, net of tax:
    Income from operations                                                        5,550           1,512           5,070
    Gain on disposal                                                                  -               -          57,788
                                                                              ---------       ---------       ---------
        Income from discontinued operations                                       5,550           1,512          62,858
                                                                              ---------       ---------       ---------
        Income (loss) before extraordinary items                                  1,956         (12,143)         82,372
Extraordinary items, net of tax                                                       -          (5,888)           (728)
                                                                              ---------       ---------       ---------
        Net income (loss)                                                         1,956         (18,031)         81,644
Preferred stock accretion                                                        (6,019)         (2,044)              -
                                                                              ---------       ---------       ---------
        Net income (loss) available to common                                  $ (4,063)        (20,075)         81,644
                                                                              =========       =========       =========
Basic earnings (loss) available per common share:
    Income (loss) from continuing operations                                    $ (6.17)          (4.97)           2.71
    Discontinued operations                                                        3.56            0.48            8.73
    Extraordinary item                                                                -           (1.86)          (0.10)
                                                                              ---------       ---------       ---------
        Basic net income (loss) per share                                       $ (2.61)          (6.35)          11.34
                                                                              =========       =========       =========
Diluted earnings (loss) available per common share:
    Income (loss) from continuing operations                                      (6.17)          (4.97)           2.66
    Discontinued operations                                                        3.56            0.48            8.56
    Extraordinary item                                                                -           (1.86)          (0.10)
                                                                              ---------       ---------       ---------
        Diluted net income (loss) per share                                     $ (2.61)          (6.35)          11.12
                                                                              =========       =========       =========

See accompanying notes to consolidated financial statements.

              INSILCO HOLDING CO. AND SUBSIDIARIES

         Consolidated Statement of Stockholders' Deficit
      For the Years Ended December 31, 1999, 1998, and 1997
                         (In Thousands)

                                                                                                          Accumulated
                                                       Common                    Additional                  Other        Total
                                                      Stock Par    Treasury       Paid-in   Accumulated  Comprehensive Stockholders'
                                                     Value $.001     Stock        Capital     Deficit         Loss        Deficit
                                                     -----------     -----        -------     -------         ----        -------

Balance at December 31, 1996                           $     10      (10,745)      81,496      (37,115)        (244)       33,402
    Comprehensive income:
       Net Income                                          --           --           --         81,644         --          81,644
       Other comprehensive loss:
         Foreign currency translation adjustment           --           --           --           --         (3,065)       (3,065)
                                                                                                                         --------
    Total comprehensive income                                                                                             78,579
                                                                                                                         --------
    Repurchase of shares                                     (5)                  (92,710)    (127,285)                  (220,000)
    Costs of Tender Offer                                  --           --           (889)        --           --            (889)
    Purchase of treasury stock                             --         (5,523)        --           --           --          (5,523)
    Restricted stock                                       --           --            571         --           --             571
    Issuance of shares upon exercise of stock options      --           --          8,255         --           --           8,255
    Tax benefit from exercise of stock options             --           --          3,277         --           --           3,277
                                                       --------     --------     --------     --------     --------      --------
Balance at December 31, 1997                                  5      (16,268)        --        (82,756)      (3,309)     (102,328)
    Comprehensive income:
       Net loss                                            --           --           --        (18,031)        --         (18,031)
       Other comprehensive loss:
         Foreign currency translation adjustment           --           --           --           --             16            16
         Minimum pension liability adjustment                                                                (1,805)       (1,805)
                                                                                                                         --------
    Total comprehensive loss                                                                                              (19,820)
                                                                                                                         --------
    Cash merger consideration                              --           --           --       (180,241)        --        (180,241)
    Merger Eliminations (Note 1)                             (5)      16,268       (4,220)     (12,043)        --            --
    Accretion of preferred stock                           --           --           --         (1,994)        --          (1,994)
    Amortization of issuance discounts                     --           --           --            (50)        --             (50)
    Issuance of common stock                                  1         --         56,007         --           --          56,008
    Issuance of warrants                                   --           --          5,226         --           --           5,226
    Issuance of shares upon exercise of stock options      --           --          3,281         --           --           3,281
    Issuance of equity units to management                 --           --          2,657         --           --           2,657
    Tax benefit from exercise of stock options             --           --            939         --           --             939
                                                       --------     --------     --------     --------     --------      --------
Balance at December 31, 1998                           $      1         --         63,890     (295,115)      (5,098)     (236,322)


See accompanying notes to consolidated financial statements.

                INSILCO HOLDING CO. AND SUBSIDIARIES

          Consolidated Statement of Stockholders' Deficit
       For the Years Ended December 31, 1999, 1998, and 1997
                           (In Thousands)
                            (continued)

                                                                                                          Accumulated
                                                       Common                    Additional                  Other        Total
                                                      Stock Par    Treasury       Paid-in   Accumulated  Comprehensive Stockholders'
                                                     Value $.001     Stock        Capital     Deficit         Loss        Deficit
                                                     -----------     -----        -------     -------         ----        -------
Balance at December 31, 1998                           $      1          --        63,890     (295,115)      (5,098)     (236,322)

    Comprehensive income:
      Net Income                                            --           --           --         1,956          --          1,956
      Other comprehensive income:
         Foreign currency translation adjustment            --           --           --           --            70            70
         Minimum pension liability adjustment                                                                 1,805         1,805
                                                                                                                         --------
    Total comprehensive income                                                                                              3,831
                                                                                                                         --------
    Accretion of preferred stock                            --           --           --        (6,019)         --         (6,019)
    Deferral of bonuses under equity unit plan              --           --           183          --           --            183
    Return of Common Stock and equity units
       from management                                      --          (480)      (1,422)         --           --         (1,902)
    Tax benefit from valuation allowance reconciliation     --           --           263          --           --            263
                                                       --------     --------     --------     --------     --------      --------
Balance at December 31, 1999                           $      1         (480)      62,914     (299,178)      (3,223)     (239,966)
                                                       ========     ========     ========     ========     ========      ========

See accompanying notes to consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1999, 1998, and 1997
                                 (In thousands)

                                                                             1999            1998             1997
                                                                             ----            ----             ----
Cash flows from operating activities:
   Net income (loss)                                                       $  1,956         (18,031)          81,644
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                            19,541          16,840           15,447
    Deferred tax expense (benefit)                                           (8,728)         (5,773)          11,679
    Gain on sale of Romac and McKenica equipment                             (9,485)              -                -
    Loss on sale of TCD, Inc. building                                          414               -                -
    Other noncash charges and credits                                        12,486           8,993             (127)
   Changes in operating assets and liabilities:
    Receivables                                                              (8,802)         (7,397)          (1,065)
    Inventories                                                                (208)         (1,881)          (2,591)
    Prepaids                                                                    152              28            4,001
    Payables                                                                  8,005          (5,047)             260
    Other current liabilities and other                                      (1,919)          6,190            7,292
   Discontinued operations:
    Depreciation                                                              3,386           3,319            3,124
    Changes in operating assets and liabilities                               5,851           3,522          (74,941)
                                                                           --------        --------         --------
       Net cash provided by operating activities                             22,649             763           44,723
                                                                           --------        --------         --------
Cash flows from investing activities:
   Proceeds from divestitures, net                                           21,062               -          112,610
   Other investing activities                                                11,009            (903)           6,190
   Discontinued operations                                                   (1,366)         (2,197)          (3,161)
   Capital expenditures                                                     (15,094)        (17,958)         (20,422)
   Acquisitions of businesses, net of cash acquired                         (48,695)         (2,308)               -
                                                                           --------        --------         --------
       Net cash provided by (used in) investing activities                  (33,084)        (23,366)          95,217
                                                                           --------        --------         --------
Cash flows from financing activities:
   Borrowings (repayments) of Revolving Facility                             16,207         (41,498)          64,759
   Funds received (deposited) in excess of retired 10 1/4% Notes              2,032          (2,032)               -
   Proceeds from sale of minority interest                                      100               -                -
   Payment of prepetition liabilities                                        (1,086)         (2,735)          (2,811)
   Sale (retirement) of 10 1/4% Notes                                        (1,526)       (148,474)         150,000
   (Return) issuance of equity units (from) to management                    (1,719)          2,657                -
   Retirement of long term debt                                              (4,955)              -                -
   Debt issuance and tender costs                                                 -         (16,394)         (10,689)
   Cash merger consideration                                                      -        (180,241)               -
   Borrowing (retirement) of Term Facility                                        -         123,825         (117,246)
   Proceeds from 12% Notes and warrants                                           -         120,000                -
   Proceeds from sale of 14% Notes and warrants                                   -          70,205                -
   Issuance of common stock                                                       -          56,008                -
   Issuance of preferred stock and warrants                                       -          35,000                -
   Proceeds from stock option exercise                                            -           3,281            4,618
   Repurchase of shares                                                           -               -         (220,000)
   Purchase of treasury stock                                                     -               -           (1,887)
                                                                           --------        --------         --------
       Net cash provided by (used in) financing activities                    9,053          19,602         (133,256)
                                                                           --------        --------         --------
Effect of exchange rate changes on cash                                         444              85             (302)
                                                                           --------        --------         --------
       Net increase (decrease) in cash and cash equivalents                    (938)         (2,916)           6,382
Cash and cash equivalents at beginning of period                              7,507          10,423            4,041
                                                                           --------        --------         --------
Cash and cash equivalents at end of period                                 $  6,569           7,507           10,423
                                                                           ========        ========         ========
Supplemental information - cash paid for:
   Interest, net of capitalized amount                                     $ 31,993          31,744           17,820
                                                                           ========        ========         ========
   Income taxes paid (refunded)                                            $    601          (4,908)           2,081
                                                                           ========        ========         ========

See accompanying notes to consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    History of the Company
       ----------------------

       Insilco Holding Co. ("Holdings" or the "Company"), a Delaware corporation, is a diversified producer of automotive, telecommunications and electronics components. On August 17, 1998, a series of transactions involving the Company was completed. These transactions included, among other things, the formation by Insilco Holding Co. ("Holdings" or the "Company") (then a wholly- owned subsidiary of Insilco) of a wholly-owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into Insilco (the "Reorganization Merger"), pursuant to which each stockholder of Insilco had his or her shares of Insilco converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of Insilco.

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

       DISCONTINUED OPERATIONS

       On December 17, 1999, the Company, through its wholly-owned subsidiary Insilco Corporation, entered into a definitive sale agreement with TP Acquisition Corp., a wholly-owned subsidiary of Castle Harlan Partners III, L.P. to sell it publishing business, Taylor Publishing Company. The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Publishing Business as a discontinued operation. Revenues associated with the discontinued Publishing Business for the years 1999, 1998 and 1997 were $103,671,000, $101,325,000 and $98,222,000, respectively. At December 31, 1999 and
       1998, the net assets of the Publishing Business were $830,000 and $5,961,000, respectively. (See subsequent event discussion at Footnote
       21).

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       On March 5, 1997, the Company completed the sale of its Office Products Business, a significant line of business within the Company's Office Products/Specialty Publishing Group, with the divestiture of its traditional office products business (the "Rolodex Business") for $112,610,000, net of transaction costs, which resulted in a net gain of $57,788,000, net of taxes of $37,213,000. The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of the Rolodex electronics product line ("Rolodex Electronics") and the Company's computer accessories business, Curtis Manufacturing Co., Inc. ("Curtis"). The proceeds from these sales aggregated $21,818,000.

       The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Office Products Business as a discontinued operation. Revenues associated with the discontinued Office Products Business for the year 1997 were $10,797,000.

       ACQUISITIONS

       On July 20, 1999, the Company, through its wholly -owned subsidiary Insilco Corporation, executed a definitive merger agreement with Thermal Transfer Products, Ltd., whereby Thermal Transfer Acquisition Corporation, a newly created wholly-owned subsidiary of Insilco, was merged with Thermal Transfer Products. The surviving entity, Thermal Transfer Products, Ltd. ("TTP"), is a wholly-owned subsidiary of Insilco and is a leading manufacturer of industrial oil coolers and other heat exchanger products. TTP is based in Racine, Wisconsin. The purchase price of $27.0 million, including costs incurred related directly to the transaction, was financed from borrowings under Insilco Corporation's Revolving Credit Facility. The preliminary excess of the purchase price over net identifiable assets acquired is $8.7 million, including costs for employee terminations of $0.1 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The Company expects any further purchase price adjustments to be completed within one year from the date of purchase.

       On January 25, 1999, the Company, through Insilco, purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc. (collectively referred to as "EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the net identifiable assets acquired of $3.7 million includes costs for employee terminations, facility closure and related costs of $0.4 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In addition, the Company also entered into a Sales Participation Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill.

       These acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The operating results of the businesses acquired have been included for the period subsequent to their acquisition dates. The fair value of the assets acquired totaled $45,963,000 and the liabilities assumed totaled $6,007,000.

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

             Principles of Consolidation
             ---------------------------

             The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. The Company's investments in companies for which the Company does not have operational control are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Pro Forma Results of Operations
             -------------------------------

             In 1999, the Company acquired Thermal Transfer Products, Ltd. (see
             Note 1) and in 2000 the Company acquired TAT Technologies (see Note
             21) with borrowings under Insilco Corporation's Credit Facilities. In 1998 the Company completed the Mergers (See Note 1). These transactions affect the comparability of the Company's financial position, results of operations and cash flows for 1999 compared to prior periods. As a result of these transactions, the Company has presented pro forma results of operations for 1999 and 1998 as if all of these transactions occurred at the beginning of the respective periods in Note 20.

             Cash Equivalents
             ----------------

             Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

             Trade Receivables
             -----------------

             Trade receivables are presented net of allowances for doubtful accounts and sales returns of $2,734,000 and $2,214,000 at December 31, 1999 and 1998, respectively.

             Inventories
             -----------

             Inventories are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out cost method.

             Property, Plant and Equipment
             -----------------------------

             Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the assets' estimated useful lives, which is 25 years for new buildings and ranges from 3 to 9 years for machinery and equipment.

             Deferred Financing Costs
             ------------------------

             Deferred financing costs are being amortized using the effective interest method over the life of the related debt.

             Goodwill
             --------

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Interest Rate Hedges
             --------------------

             The Company periodically uses interest rate hedges to limit its exposure to the interest rate risk associated with its floating rate long-term bank debt. Unamortized premium related to purchased interest rate caps is included in other assets in the balance sheet and is amortized using the interest method over the life of the related agreements. Amounts received under cap agreements and net amounts received (or paid) under swap agreements are recorded as a reduction (addition) to interest expense. As of December 31, 1999 and 1998, the Company had no interest rate derivative instruments to manage exposure to interest changes.

             Environmental Remediation and Compliance
             ----------------------------------------

             Environmental remediation and compliance expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities are recorded when it is probable the obligations have been incurred and the amounts can be reasonably estimated.

             Fair Value of Financial Instruments
             -----------------------------------

             Fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate book value at December 31, 1999 and 1998. Fair value of debt is based upon market value, if traded, or discounted at the estimated rate the Company would incur currently on similar debt (See Note 8).

             Income Taxes
             ------------

             Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

             Comprehensive Income (Loss)
             ---------------------------

             Comprehensive income (loss) consists of net income (loss), minimum pension liability adjustment and foreign currency translation adjustments and is presented in the consolidated financial statements of stockholders' deficit.

             Earnings Per Share
             ------------------

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

             Estimates
             ---------

             In conformity with generally accepted accounting principles, the preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and therefore actual results may ultimately differ from those estimates.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Reclassifications
             -----------------

             Certain 1998 and 1997 amounts have been reclassified to conform with 1999 presentation.

             Impact of Recently Issued Accounting Standards
             ----------------------------------------------

             In June 1999, the FASB issued Statement No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133", which deferred the effective date of FASB Statement No. 133 until years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

(3)    Inventories
       -----------

       A summary of inventories at December 31 follows (in thousands):

                                                  1999             1998
                                                  ----             ----
       Raw materials and supplies                   $ 28,410          24,918
       Work in process                                12,113          14,885
       Finished goods                                 17,750          13,234
                                              --------------   -------------
                                                    $ 58,273          53,037
                                              ==============   =============


 (4)   Property, Plant and Equipment
       -----------------------------

       A summary of property, plant and equipment at December 31 follows (in thousands):

                                                   1999              1998
                                                   ----              ----
       Land                                          $ 4,084            4,637
       Buildings                                      33,833           32,417
       Machinery and equipment                       147,160          129,193
                                              ---------------    -------------
                                                     185,077          166,247
            Less accumulated depreciation            (75,471)         (64,928)
                                              ---------------    -------------
                                                   $ 109,606          101,319
                                              ===============    =============

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)    Other Assets
       ------------

       A summary of other assets at December 31 follows (in thousands):

                                                   1999             1998
                                                   ----             ----
       Goodwill, net                               $ 26,356           14,483
       Equity investment in Thermalex                 3,909            8,412
       Deferred financing costs                      11,749           14,085
       Cash surrender value of life insurance         2,728            1,758
       Other                                          3,541            2,749
                                              -------------    -------------
                                                   $ 48,283           41,487
                                              =============    =============

       Goodwill amortization for the years ended December 31, 1999, 1998 and 1997 was $1.0 million, $0.6 million and $0.5 million, respectively. Accumulated amortization at December 31, 1999 and 1998 was $2.3 million and $1.3 million, respectively.

       Thermalex, Inc. ("Thermalex") is a joint venture, formed in 1985 between a subsidiary of the Company and Mitsubishi Aluminum, Ltd., which sells aluminum extruded products to the automobile industry. The Company received $2,850,000, $1,324,000 and $1,461,000 of regular dividend distributions from Thermalex in 1999, 1998 and 1997, respectively. The Company also received special dividends of $7,546,000 in 1999.

       Sales for Thermalex for the years ended December 31, 1999, 1998 and 1997 were $59,504,000, $49,547,000 and $47,152,000, respectively. Net income for the years ended December 31, 1999, 1998 and 1997 was $6,086,000, $5,699,000 and $5,294,000, respectively. Total assets were $39,199,000 and $35,717,000 at December 31, 1999 and 1998, respectively. Stockholders' equity was $7,818,000 and $16,824,000 at December 31, 1999 and 1998, respectively.

(6)    Accrued Expenses and Other
       --------------------------

       A summary of accrued expenses and other at December 31 follows (in thousands):

                                                          1999         1998
                                                          ----         ----
       Salaries and wages payable                         $ 4,913       5,623
       Pension                                              8,091       8,112
       Accrued interest payable                             7,502       4,227
       Current portion of the long term liabilities           919       1,945
       Accrued taxes payable                                1,253       1,623
       Restructuring accrual                                1,718       -
       Other accrued expenses                               9,510      10,698
                                                      ------------  ----------
                                                         $ 33,906      32,228
                                                      ============  ==========

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)    Long-term Debt and Warrants
       ---------------------------

       A summary of long-term debt at December 31 follows (in thousands):

                                                  1999               1998
                                                  ----               ----
       Term Facility                              $ 120,061           125,000
       12% Senior Subordinated Notes                119,777           119,747
       14% Senior Discount Notes                     82,756            71,918
       Revolving Facility                            60,000            44,922
       Alternative Currency Borrowings               19,068            21,000
       101/4% Senior Subordinated Notes                   -             1,526
       Miscellaneous                                    198               214
                                             --------------     -------------
                                                    401,860           384,327
       Less current portion                          (1,266)           (1,265)
                                             --------------     -------------
                                                  $ 400,594           383,062
                                             ==============     =============

       On August 12, 1998, the Company issued and sold $138,000,000 principal amount at maturity ($70,204,740 initial accreted value) of Holdings' 14% Senior Discount Notes due 2008 (the "14% Notes") and 138,000 detachable warrants to purchase 44,850 shares of Holdings' Common Stock. The 14% Notes will accrete at a rate of 14%, compounded semi-annually, to par by August 15, 2003. Commencing August 15, 2003, the 14% Notes bear interest at a rate of 14% per annum, payable semi-annually in cash arrears on February 15 and August 15 of each year, commencing on February 15, 2004.

       The 14% Notes are not redeemable prior to August 15, 2003. Thereafter, they are subject to redemption for 107.000% of the accreted value from August 15, 2003 to August 14, 2004, 104.667% from August 15, 2004 to
       August 14, 2005, 102.333% from August 15, 2005 to August 14, 2006 and
       100.000% on or after August 15, 2006, plus any accrued and unpaid interest from August 15, 2003 to the redemption date. On March 12, 1999, 69,000 of the warrants were exercised and 22,425 shares were issued. As of December 31, 1999, the remaining 69,000 of the warrants to purchase 22,425 shares of the Company's Common Stock at a purchase price of $0.01 per share remained outstanding and expire on August 15, 2008.

       The indentures governing the 14% Notes contain certain covenants, which limit the Company's ability to (i) incur additional indebtedness; (ii) make restricted payments (including dividends); (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) merge, consolidate or sell substantially all of the Company's assets.

       As a result of the Merger (See Note 1), Insilco was required to make an Offer to Purchase, as defined in the indenture relating to the 10 1/4% Notes (the "10 1/4% Note Indenture"), the entire $150 million of outstanding 10 1/4% Notes, which were issued on August 12, 1997, at 101% of their aggregate principal amount, plus accrued interest. Insilco has repurchased all $150,000,000 of the 10 1/4% Notes.

       On November 9, 1998, the Company completed the sale of $120 million of Insilco 12% Senior Subordinated Notes due 2007 (the "12% Notes") with 120,000 warrants to purchase 62,400 shares of Holdings common stock at $45 per share. The net proceeds of approximately $116.4 million, after payment of $3.6 million in underwriting fees to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and other expenses, was used (along with borrowings from the credit facilities) to fund the repurchase of the 10 1/4% Notes. As of December 31, 1999 all of the 120,000 warrants to purchase 62,400 shares of the Company's Common Stock at a purchase price of $45.00 per share remained outstanding and expire on August 15, 2007.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       On November 24, 1998, the Company amended and restated Insilco's Bank Credit Agreement ("Bank Credit Agreement"). The Bank Credit Agreement provides for two credit facilities (the "Credit Facilities"): a $175 million, 4.8 year senior secured revolving loan ("Revolving Facility") and a $125 million, 7 year senior secured amortizing term loan ("Term Facility"). On February 16, 2000, we amended certain terms of Insilco Corporation's Bank Credit Agreement to, among other things, (1) permit us to consummate the TAT acquisition, (2) provide that TAT assume up to $90.0 million in aggregate principal amount of the Term Loans, (3) release our direct obligations in respect of such assumed portion of the Term Loans and (4) increase the interest rates applicable to the loans in certain circumstances. The Company has $166.1 million of commitments under the Revolving Loan Facility and $119.3 million of commitments under the Term Loan Facility.

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

       Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or Bank One's Base Rate, plus an applicable margin. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At December 31, 1999, the applicable margin for the Term Facility and the Revolving Facility were LIBOR plus 3.75% and LIBOR plus 2.5%, respectively. The unused commitment fee at December 31, 1999 was 0.5%. The applicable margins and unused commitment fee are determined by the Company's leverage ratio.

       Both the Term Facility and Revolving Facility are subject to mandatory prepayments due to, but not limited to, 100% of the net cash proceeds from asset sales and issuance of debt and 50% of the net cash proceeds from the issuance of equity. On September 3, 1999, a mandatory term prepayment of $3.7 million was made from the proceeds of the sale of Romac Metals.

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

       The Credit Facilities contain certain consolidated financial covenants including, but not limited to, covenants related to maximum leverage ratio, minimum fixed charge coverage ratio, minimum interest coverage ratio, and a limit on annual capital expenditures. The Credit Facilities also contain certain negative covenants typical of credit agreements of this type including, but not limited to a prohibition on

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       the ability of the Company and its domestic subsidiaries to incur additional indebtedness in excess of certain agreed upon amounts, the ability to make investments other than permitted investments, and restricts the Company and its subsidiaries from paying any dividends, redeem or repurchase or acquire any of the Company or Holdings shares or pay any principal, premium or interest (in excess of certain agreed upon amounts) on any subordinated obligations.

       The Company was in compliance with the covenants of its Credit Facilities as of December 31, 1999.

       As of December 31, 1999, under the sublimit for alternative currency borrowings, the Company had borrowed $19.1 million (37.1 million German Deutsche Marks). The Company's alternative currency borrowing is designed to hedge the Company's net investment in its German operations. The change, if any, to the net investment as a result of foreign currency fluctuations is included in stockholders' equity as a foreign currency translation adjustment. The alternative currency borrowing is denominated in German Deutsche Marks and bears interest based on one to six month German LIBOR rates plus an applicable margin based on the Company's leverage ratio (such LIBOR rates approximated 3.17% to 3.52% at December 31, 1999).

       The combined aggregate amount of maturities for all long term borrowings for each of the next five years is as follows (in thousands):

                             2000       2001       2002       2003       2004
                             ----       ----       ----       ----       ----
       Term Facility        $1,250      1,250      1,250      1,250      1,250
       Revolving Facility     --         --         --       79,068       --
       Miscellaneous            16         16         16         17         17
                            ------     ------     ------     ------     ------
                            $1,266      1,266      1,266     80,335      1,267
                            ======     ======     ======     ======     ======

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)    Fair Value of Financial Instruments
       -----------------------------------

       The estimated fair value at December 31 of financial instruments, other than current assets and liabilities, follows (in thousands):

                                                                1999                             1998
                                                      --------------------------       --------------------------
                                                                      Estimated                         Estimate
                                                      Book Value      Fair Value       Book Value      Fair Value
                                                      ----------      ----------       ----------      ----------
       Debt:
         12% Senior Subordinated Notes                 $ 119,777        117,381           119,747         123,600
         14% Senior Discount Notes                        82,756         40,550            71,918          62,100
         101/4% Senior Subordinated Notes                      -              -             1,526           1,541
         Bank revolving credit facility                   79,068         79,068            65,922          65,922
         Bank term loan                                  120,061        120,061           125,000         125,000
         Miscellaneous                                       198            198               214             214
                                                       ---------      ---------         ---------       ---------
                                                       $ 401,860        357,258           384,327         378,377
                                                       =========      =========         =========       =========

       The Company is exposed to market risk for changes in interest rates, but has no off-balance sheet risk of accounting loss.

(9)    Dividend Restrictions
       ---------------------

       The Company is a holding company and its ability to make payments in respect of the 14% Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries. Insilco and its subsidiaries are parties to the Existing Credit Facility and Insilco is party to the 12% Note indenture, each of which imposes substantial restrictions on Insilco's ability to pay dividends or make other distributions to the Company. Any payment of dividends or other distributions will be subject to certain financial conditions set forth in such indenture and is subject to certain prohibitions contained in the Existing Credit Facility. Under the most restrictive covenants, $0.8 million was free of limitations on the payment of dividends or other distributions at December 31, 1999.

(10)   Other Long-Term Liabilities
       ---------------------------

       A summary of other long-term liabilities at December 31 follows (in thousands):

                                                                     1999            1998
                                                                     ----            ----
       Post-retirement benefits, other than pensions (Note 12)         $22,137         21,627
       Prepetition and other tax liabilities                            17,883         16,165
       Environmental liabilities                                         6,411          7,351
       Deferred compensation and other                                   1,928          2,240
                                                                 --------------   ------------
                                                                        48,359         47,383
            Less current portion                                          (919)        (1,945)
                                                                 --------------   ------------
                                                                       $47,440         45,438
                                                                 ==============   ============

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Prepetition and Other Tax Liabilities
       -------------------------------------

       On April 1, 1993, the Company and certain of its subsidiaries emerged from Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") pursuant to a plan of reorganization. The Chapter 11 Cases were commenced on January 13, 1991. The Company entered into an agreement with the Internal Revenue Service ("IRS") settling Federal income tax claims filed in the Chapter 11 Cases for open taxable years through 1990. In addition to this agreement, the tax liabilities include prepetition state tax claim settlements, negotiated payment terms on certain foreign prepetition tax liabilities, adjustments proposed by the Internal Revenue Service and various states and foreign jurisdictions for various years and an estimate of the Company's obligation for curative action required by the IRS to cure certain operational defects in one of the Company's defined contribution plans.

       Environmental Liabilities
       -------------------------

       The Company's operations are subject to extensive Federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company has a program for monitoring its compliance with applicable environmental regulations, the interpretation of which often is subjective. This program includes, but is not limited to, periodic reviews of the Company operations' obligations to comply with environmental laws and regulations in order to determine the adequacy of the recorded liability for remediation activities.

       The environmental liabilities included in other long-term obligations represent the estimate of cash obligations that will be required in future years for these environmental remediation activities. The Company has estimated the exposure and accrued liability to be approximately $6,411,000 relating to these environmental matters at December 31, 1999. These liabilities are undiscounted and do not assume any possible recoveries from insurance coverage or claims which the Company may have against third parties. The estimate is based upon research and the professional services of outside consulting and engineering firms. Because of uncertainty associated with the estimation of these liabilities and potential regulatory changes, it is reasonably possible that these estimated liabilities could change in the near term but it is not expected that the effect of any such change would be material to the consolidated financial statements in the near term.

(11)   Preferred Stock and Warrants
       ----------------------------

       On August 12, 1998, the Company issued and sold $73,000,000 principal amount at maturity ($35,000,000 initial accreted value) of the Company's 15% Senior Exchangeable Preferred Stock due 2010 ("PIK Preferred Stock") and detachable warrants to purchase 65,603 shares of the Company's Common Stock. On March 12, 1999 the 65,603 warrants were exercised and 65,603 shares were issued.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The PIK Preferred Stock is non-voting and is mandatorily redeemable on August 1, 2010. Through December 31, 1999, the Company accreted $8.1 million toward the payment of dividends on the PIK Preferred Stock.

(12)   Pension Plans and Post-retirement Benefits
       ------------------------------------------

       Pension Plans
       -------------

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

       A summary of the plans' funded status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                1999                             1998
                                                      ---------------------------      ---------------------------
                                                        Assets        Accumulated        Assets        Accumulated
                                                        Exceed          Benefits         Exceed         Benefits
                                                      Accumulated        Exceed        Accumulated       Exceed
                                                       Benefits          Assets         Benefits         Assets
                                                       --------          ------         --------         ------
Changes in benefit obligation:

Benefit obligation at beginning of year                   $ 66,316          17,396           67,312          15,395
Service cost                                                 2,346             558            2,241             501
Interest cost                                                4,367           1,185            4,562           1,082
Amendments                                                       -           1,050                -               -
Actuarial (gain) loss                                       (1,452)         (2,190)            (658)          1,281
Benefits paid                                               (8,261)           (896)          (7,141)           (863)
                                                          --------       ---------         --------        --------
     Benefit obligation at end of year                    $ 63,316          17,103           66,316          17,396
                                                          --------       ---------         --------        --------
Change in plan assets:

Fair value of plan assets at beginning of year            $ 74,650          11,459           78,440          11,087
Actual return on assets                                      4,506             914            3,274             453
Employer contribution                                            -             481               77             781
Benefits paid                                               (8,261)           (896)          (7,141)           (862)
                                                          --------       ---------         --------        --------
     Fair value of plan asset at end of year                70,895          11,958           74,650          11,459
                                                          --------       ---------         --------        --------
Funded status                                                7,580          (5,145)           8,334          (5,938)
Unrecognized net actuarial (gain) loss                      (9,691)           (648)         (10,299)          1,395
Unrecognized prior service costs                            (1,065)          2,472           (1,136)          1,738
                                                          --------       ---------         --------        --------
     Accrued benefit cost                                 $ (3,176)         (3,321)          (3,101)         (2,805)
                                                          ========       =========         ========        ========
Amounts recognized in the statement of
  financial position consist of :
Accrued benefit liability                                 $ (3,176)         (4,915)          (3,101)#        (5,011)
Intangible asset                                                 -           1,594                -             971
Accumulated other comprehensive income                           -               -                -           1,235
                                                          --------       ---------         --------        --------
     Net amount recognized                                $ (3,176)         (3,321)          (3,101)         (2,805)
                                                          ========       =========         ========        ========

       The components of pension cost follow (in thousands):

                                                   1999          1998          1997
                                                   ----          ----          ----

       Service cost                                $ 2,904         2,742         2,068
       Interest cost                                 5,552         5,644         5,100
       Actual return on assets                      (7,656)       (7,409)       (6,208)
       Net amortization and deferral                   245           263            86
       Recognized net actuarial loss (gain)             27             2          (208)
                                                -----------   -----------   -----------
                 Net pension cost                  $ 1,072         1,242           838
                                                ===========   ===========   ===========

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       In addition, the Company recognized pension costs of $526,000 in 1999, $572,000 in 1998 and $597,000 in 1997 related to contributions to multi-employer plans.

       The assumptions used in accounting for the pension plans as of December 31 follow:

                                                         1999         1998
                                                         ----         ----
       Discount Rates                                    8.00%       7.00%
       Rates of increase in compensation levels          4.50%       4.50%
       Expected long-term rate of return on assets       9.00%      10.00%

       In addition to the defined benefit plans described above, the Company sponsors a qualified defined contribution 401(k) plan, which covers substantially all non-union employees of the Company and its subsidiaries, and which covers union employees at one of the Company's subsidiaries. The Company matches 50% of non-union participants' voluntary contributions up to a maximum of 3% of the participant's compensation. The Company's expense was approximately $1,160,000 in 1999, $821,000 in 1998 and $819,000 in 1997.

       Post-retirement benefits, other than pensions
       ---------------------------------------------

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

       The components of net periodic post-retirement benefit cost follow (in thousands):

                                               1999          1998        1997
                                               ----          ----        ----
       Service cost                            $ 516           384         400
       Interest cost                           1,130         1,104       1,099
       Amortization of prior service cost       (358)         (352)       (352)
       Recognized net actuarial gain               -           (45)        (85)
                                            ---------     ---------   ---------
                                             $ 1,288         1,091       1,062
                                            =========     =========   =========

       A summary of the plans' status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                      1999               1998
                                                      ----               ----
       Change in benefit obligation:

       Benefit obligation at beginning of year      $ 16,697           16,848
       Service cost                                      516              384
       Interest cost                                   1,130            1,104
       Actuarial gain                                 (1,881)            (620)
       Benefits paid                                    (823)          (1,019)
                                                 ------------     ------------
            Benefit obligation at end of year         15,639           16,697
                                                 ------------     ------------

       Funded status                                 (15,639)         (16,697)
       Unrecognized net actuarial gain                (3,311)          (1,493)
       Unrecognized prior service cost                (3,714)          (4,073)
                                                 ------------     ------------
            Accrued benefit cost                   $ (22,664)         (22,263)
                                                 ============     ============

       At December 31, 1999 and 1998, the weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 8.0% and 7.0%, respectively. The recorded healthcare cost trend rates assumed in measuring the accumulated post-retirement benefit obligation were 9.0% and 7.5% in 2000, declining to the ultimate rates of 6.05% and 4.5% in 2010 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates in 1999 would have the following effects:

                                                                   1-Percentage     1-Percentage
                                                                  Point Increase   Point Decrease
                                                                  --------------   --------------
          Effect on total of service and interest cost components      $ 260              (222)

          Effect on post-retirement benefit obligation                 1,049              (894)

(13)   Stock-Based Compensation Plans
       ------------------------------

       In connection with the Mergers, the Company adopted on August 17, 1998, the following plans: the Equity Unit Plan, Direct Investment Program, and the Stock Option Plan. Following is a description of each respective plan.

       EQUITY UNIT PLAN

       The Equity Unit Plan allowed members of management of the Company to purchase Equity Units, which are considered share equivalents of the Company's stock. The purchase price per unit was $45.00. Participants were allowed to use either deferred compensation or the deferral of future compensation to satisfy the purchase price of the units. The value of the units is determined under an Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") formula or by market-related value if the actual common shares of Holdings are listed or quoted for trading on a national exchange or NASDAQ and the aggregate market value held by non-affiliates is $25,0000,000 or greater. The total number of units available for purchase under this plan is 88,194. As of December 31, 1998, the number of units actually purchased was 77,457. At December 31, 1999, the number of units purchased under the plan was 38,484. Upon the occurrence of a Significant Event, (as defined in the Equity Unit
       Plan), the Company is obligated to pay the participant, at the Company's discretion in cash, common shares, or a combination of both, the value of any units purchased less any purchase price that has not been paid. If the value of the units is less than the amount of remaining purchase price the participant is obligated to satisfy the difference or the Company has the right to offset any amounts owed the participant against the remaining purchase price.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       DIRECT INVESTMENT PROGRAM

       The Direct Investment Program allowed members of management of the Company to purchase actual Holdings shares of common stock at a price of $45.00 per share. There are certain restrictions on the sale or transfer of these shares upon the occurrence of a Significant Event such as termination, future recapitalization or other defined situations. The total number of shares available for purchase by management was 22,916 shares, with 22,361 shares actually purchased and outstanding as of December 31, 1998. At December 31, 1999, 22,418 shares remain outstanding, with 19,996 of these shares being accounted for as treasury shares.

       STOCK OPTIONS

       The Insilco Holding Co. Stock Option Plan provides for the issuance of no more than 200,000 shares of Holdings common stock to eligible employees of the Company. As of December 31, 1999, the Company has 75,988 shares available for future awards under the plan.

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

       Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION", companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain conditions are met. The Company is continuing to account for its stock-based compensation under APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options granted in 1999, 1998 and 1997 under SFAS 123, the Company's net income and earnings per share would have approximated the pro forma amounts below:

       Net income (loss) available to
       common                                   As reported         $ (4,063)       (20,075)          81,644
                                                  Pro forma           (4,086)       (20,118)          81,069

       Basic earnings per share available
       to common                                As reported            (2.61)         (6.35)           11.34
                                                  Pro forma            (2.62)         (6.36)           11.26

       Diluted earnings per share available
       to common                                As reported            (2.61)         (6.35)           11.12
                                                  Pro forma            (2.62)         (6.35)           11.06

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       A summary of the options granted follows:

                                                                     Weighted
                                                    Number            Average
                                                    of Shares          Price
                                                 ---------------    ---------
       Options outstanding December 31, 1996          1,070,565         23.36
               Granted                                  151,500         36.87
               Forfeited                                (30,938)        24.79
               Exercised                               (450,860)        18.27
                                                 ---------------

       Options outstanding December 31, 1997            740,267         29.17
               Granted                                   15,500         33.02
               Forfeited                                (39,067)        35.17
               Exercised                               (108,949)        24.07
               Cancelled at Merger Date                (607,751)        30.04
                                                 ---------------

       Options outstanding December 31, 1998                  -
                                                 ---------------
               Granted                                  200,162         45.00
               Forfeited                                (76,150)        45.00
               Exercised                                      -
                                                 ---------------

       Options outstanding December 31, 1999            124,012         45.00
                                                 ===============

       Options exercisable at December 31:
               1997                                     421,033         27.18
               1998                                           -             -
               1999                                           -             -


       The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $14.41, $12.84 and $13.87, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 0.0%, risk-free interest rate of 5.50%, volatility of 30% and an expected life of 10 years.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)   Income Tax Expense
       ------------------

       The components of total income tax expense (benefit) follow (in thousands):

                                                                        1999            1998          1997
                                                                        ----            ----          ----
          Total income taxes:
          From continuing operations before extraordinary item:
                 Current:
                     Federal                                               $ 460           206           484
                     State and Local                                         161            20           515
                     Foreign                                                 987           336           622
                                                                     ------------   -----------   -----------
                                                                           1,608           562         1,621
                                                                     ------------   -----------   -----------
                 Deferred:
                     Federal                                             (10,123)       (2,402)        8,130
                     State and Local                                        (479)         (341)          909
                     Foreign                                                 882           220           488
                                                                     ------------   -----------   -----------
                                                                          (9,720)       (2,523)        9,527
                                                                     ------------   -----------   -----------
                     Total from continuing operations
                     before extraordinary item                            (8,112)       (1,961)       11,148
          Discontinued operations                                          3,217           708        40,506
          Extraordinary item                                                   -        (3,958)         (465)
          Stockholders' equity                                                 -          (941)       (3,277)
                                                                     ------------   -----------   -----------
                     Total income taxes                                 $ (4,895)       (6,152)       47,912
                                                                     ============   ===========   ===========

       The significant components of deferred income tax expense (benefit) attributable to income from continuing operations follow (in thousands):

                                                                      1999          1998          1997
                                                                      ----          ----          ----
          Deferred tax expense (benefit) exclusive of the
          effects of other components                                 $(8,732)       (2,549)        9,527
          Changes in the valuation allowance for deferred
          tax assets allocated to income tax expense                     (988)           26             -
                                                                   -----------   -----------   -----------
                                                                      $(9,720)       (2,523)        9,527
                                                                   ===========   ===========   ===========

       Pretax income (loss) from continuing operations by domestic and foreign sources follows (in thousands):

                              1999             1998              1997
                              ----             ----              ----
       Domestic               $ (17,734)         (19,816)           27,421
       Foreign                    6,028            4,200             3,241
                          --------------   --------------    --------------
                              $ (11,706)         (15,616)           30,662
                          ==============   ==============    ==============

       Income tax expense (benefit) attributable to income from continuing operations differs from the amount computed by applying the Federal statutory rate to pretax income due to the following (in thousands):

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                     1999            1998            1997
                                                     ----            ----            ----
          Computed statutory tax expense              $(4,097)       (5,466)       10,731
          State and local taxes                          (622)         (361)        1,244
          Equity in earnings of affiliates               (852)         (798)         (733)
          Merger fees                                       -         3,780             -
          Interest expense - paid in kind                 762           259             -
          Professional fees                               628             -             -
          Severence expenses                             (355)            -             -
          Foreign tax rate differential                   347           535          (373)
          Disposition of operating divisions           (2,827)            -             -
          Other, net                                     (108)           64           279
          Valuation allowance                            (988)           26             -
                                                   -----------   -----------   -----------
                Income tax expense (benefit)          $(8,112)       (1,961)       11,148
                                                   ===========   ===========   ===========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in thousands):

                                                                                  1999           1998
                                                                                  ----           ----
          Deferred tax assets:
              Net operating loss carryforwards                                    $29,120         24,728
              Accrued liabilities                                                  13,058         13,212
              Pension and other post-retirement benefits                           12,962         11,426
              Tax credits                                                           9,917          9,639
              Other                                                                 1,447            650
                                                                               -----------   ------------
                 Total gross deferred tax assets                                   66,504         59,655
                   Less valuation allowance                                       (33,303)       (36,506)
                                                                               -----------   ------------
                 Total gross deferred tax assets after valuation allowance         33,201         23,149
          Deferred tax liabilities:
              Plant and equipment                                                 (14,490)       (14,364)
              Other                                                                (1,837)          (740)
                                                                               -----------   ------------
                 Total gross deferred tax liabilities                             (16,327)       (15,104)
                                                                               -----------   ------------
                   Net deferred tax asset                                         $16,874          8,045
                                                                               ===========   ============

       The net reduction in the valuation allowance for deferred tax assets for the years ended December 31, 1999 and 1998 was $3,203,000 and $6,636,000,
       respectively. Recognition, if any, of tax benefits subsequent to December 31, 1999 relating to unrecognized deferred tax assets are expected to be allocated to the consolidated statements of operations and additional paid-in capital in the amounts of $21,772,000 and $11,531,000 respectively. At December 31, 1999, the Company had Federal net operating loss carryforwards of approximately $42,857,000 that begin to expire in 2007. Substantially all of the Federal net operating loss carryforwards will be utilized in the year 2000 to offset the gain on sale of Taylor Publishing Company.

       In order to fully realize the net deferred tax assets recognized, the Company will need to generate future taxable income. Based upon an evaluation of historical and projected future taxable income, the Company believes it is more likely than not that it will generate sufficient future taxable income to realize its net deferred tax asset of $16,874,00 at December 31, 1999. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Deferred taxes are not provided on unremitted earnings of subsidiaries outside the United States because it is expected that the earnings are permanently reinvested and such determination is not practical. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided in situations where the Company's subsidiaries plan to make future dividend distributions.

       The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. The IRS is presently examining the consolidated Federal income tax returns for tax years 1991 through 1996. Management believes that the ultimate outcome of this examination will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(15)   Restructuring and Plant Closing Costs
       -------------------------------------

       During the year ended December 31, 1999, the Company recorded $9,749,000 of restructuring and plant closing costs relating to corporate office staff reductions, restructuring of certain heat exchanger and tubing manufacturing facilities, and the closure of its heat exchanger machinery and equipment manufacturing operation (McKenica) with the objectives of lowering operating costs and focusing resources on core business units.

       The cost of these actions has been reflected in cost of sales ($3,156,000), SG&A ($211,000) and restructuring and plant closing costs ($6,382,000). The charge consists of employee separation costs of $4,090,000, asset impairments of $922,000, remaining noncancellable lease costs $912,000, other exit costs of $1,467,000 and non cash charges of $2,358,000. Employee separations occurred at manufacturing facilities affected by the plan and at the corporate office. The decision to exit the heat exchanger machinery and equipment business decreased cash flows triggering the asset impairment. The amount of impairment of such assets was based on the estimated net realizable market value of the assets. Other exit costs consist of warranty reserves and losses on remaining percentage of completion contracts. Non cash charges consist of inventory write-downs and accounts receivable write-offs. Asset impairments consist of the write off of the carrying value of abandoned fixed assets.

       As of December 31, 1999, the Company has an accrual of $1,718,000 relating to these restructuring charges, which is included in accrued expenses and other on the balance sheet. A summary of this accrual is as follows (in thousands):

                                                              As of                                     As of
                                                             December                      Cash        December
                                                             31, 1998      Accruals      Outlays       31, 1999
                                                           ------------- ------------- ------------- -------------
         Restructuring charges:
            Employee separations                                    $ -         4,090        (3,178)          912
            Other exit costs                                          -         1,467        (1,355)          112
            Remaining noncancellable lease costs                      -           912          (218)          694
                                                           ------------- ------------- ------------- -------------
             Subtotal                                               $ -         6,469        (4,751)        1,718
                                                           ============= ------------- ============= =============
            Noncash charges                                                     2,358
            Asset impairments                                                     922
                                                                         -------------
             Total restructuring  and plant closing costs                     $ 9,749
                                                                         =============

        The headcount reduction from these activities was approximately 172 employees.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        In 1998, the Company incurred charges for severance expenses totaling $1,622,000 related to workforce reductions and charges of $200,000 related to lease cancellations. These costs have been reflected in cost of sales ($487,000) and SG&A ($1,335,000). At December 31, 1998, the
        Company had no accruals remaining related to these items.

        The headcount reduction related to these items was approximately 25 employees.

(16)   Earnings per share
       ------------------

       The components of basic and diluted earnings per share were as follows (in thousands, except share data):

                                                        1999           1998           1997
                                                        ----           ----           ----
       Net income (loss)                             $    1,956        (18,031)       81,644
       Preferred stock dividends                         (6,019)        (2,044)            -
                                                    ------------   ------------   -----------
           Net income (loss) available to common     $   (4,063)       (20,075)       81,644
                                                    ============   ============   ===========

       Average outstanding shares of common stock     1,557,703      3,160,967     7,200,103
       Dilutive effect of stock options                       -              -       144,942
                                                    ------------   ------------   -----------
           Common stock and common stock
           equivalents                                1,557,703      3,160,967     7,345,045
                                                    ============   ============   ===========
       Earnings (loss) per share:
           Basic                                     $    (2.61)         (6.35)        11.34
                                                    ============   ============   ===========
           Diluted                                   $    (2.61)         (6.35)        11.12
                                                    ============   ============   ===========

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17)   Related Party Transactions
       --------------------------

       In the first quarter of 1999, the Company received from Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), an affiliate of DLJMB, $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998. In 1999, the Company paid DLJSC advisory and retainer fees of $500,000 and $336,000, respectively. At December 31, 1999, the Company had a payable to DLJSC of $75,000 of retainer fees for investment banking services.

       As of December 31, 1998, the Company had a dividend receivable of $2,850,000 from its Thermalex Joint Venture and a receivable from DLJSC of $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which are included in Receivables from Related Parties.

       In connection with the sale of the 12% Notes, in 1998, the Company paid $3,600,000 in underwriting fees to DLJSC. In addition, the Company paid DLJSC fees of approximately $3,181,000 for services as Lead Arranger and Syndication Agent in connection with the Company's amended and restated Bank Credit Agreement. In connection with the Mergers, Donaldson Lufkin & Jenrette Capital Funding received $1,750,000 in fees from the Company to provide a backstop credit facility and the Company reimbursed DLJSC approximately $184,000 for expenses.

       The Company paid DLJSC an advisory fee of $3,500,000 in connection with the Mergers. The Company also paid an underwriting fee of approximately $2,457,000 to DLJSC for the sale and distribution of the 14% Senior Discount Notes and a fee of $1,100,000 to DLJ Bridge Finance, Inc. to secure a bridge loan facility to backstop the issuance of the Discount Notes.

       Prior to the Mergers in 1998, Water Street Corporate Recovery Fund I, L.P. ("Water Street"), an affiliate of Goldman, Sachs & Co. ("Goldman Sachs"), beneficially owned approximately 45% (62% prior to the Share Repurchase) of the Company's common stock. Neither Holdings nor the Company is aware of any transaction or of any currently proposed transaction in which Goldman Sachs has any material direct or indirect interest as a result of its ownership position in the Company, except as follows:

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

(18)   Commitments and Contingencies
       -----------------------------

       Rental expense for operating leases totaled $3,993,000, $3,364,000 and $3,110,000 for the years ended

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       December 31, 1999, 1998 and 1997, respectively. These leases primarily relate to production facilities. Rental income received for subleases for operating leases totaled $257,000 in 1999, $248,000 in 1997 and none in 1997.

       Future minimum lease payments under contractually noncancellable operating leases (with initial lease terms in excess of one year) for years subsequent to December 31, 1999 are as follows: 2000, $3,291,000 2001, $2,432,000; 2002, $1,848,000; 2003, $1,119,000; 2004, $427,000 and
       thereafter, none. Future minimum rental income to be received under noncancellable subleases for years subsequent to December 31, 1999 are as follows: 2000, $257,000; 2001, $257,000; 2002, $22,000; and thereafter, none.

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

(19)   Segment Data
       ------------

       DESCRIPTION OF SEGMENTS

       The Company provides a broad spectrum of products through two business segments: Automotive Components and Technologies related components.

       The Company's Automotive Components segment provides products and services to automotive OEMs and suppliers. These products include heat-transfer products and related tubing, clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts used by automotive manufacturers and suppliers, railroad locomotive and other heavy industrial equipment manufacturers and suppliers. Revenues from one of the "Big 3" domestic automobile manufacturers accounted for approximately 20%, 22%, and 24% of the Company's Automotive Components revenues for 1999, 1998, and 1997, respectively.

       Through its Technologies segment, the Company provides a broad range of telecommunication and electrical component products and services to the computer networking, telephone digital switching, main frame computer, automotive and medical equipment markets. The products include high-speed data connectors and systems, off-the-shelf and custom power transformers, precision stampings and wire-formed parts, and custom cable and wire assemblies used by computer networking, telecommunications, computer, automotive and medical equipment OEMs and suppliers. Two telecommunications OEMs directly or indirectly accounted for approximately 22%, 25%, and 25% of the Company's Technologies revenues for 1999, 1998, and 1997, respectively.

       The Company has included in its Other segment two operating units that fall below the quantitative reporting thresholds and do not meet all the criteria for aggregation with the Company's reportable segments. These operations are a manufacturer of high speed welded tube mills and other machinery and equipment for automotive suppliers and OEMs and a welded stainless steel tubing manufacturer that provides tubing and tubing products to distributors, recreational marine and transportation markets. Both of these operating units were divested in 1999.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

       The Company evaluates performance and allocates resources to its operating segments based on earnings before interest, taxes, depreciation and amortization (EBITDA). Certain investors use EBITDA as a measure of operations and the ability to meet debt service requirements. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. Moreover, the EBITDA amount presented herein is not necessarily comparable to other similarly titled captions of other companies, or as defined by the Company's Bank Credit Agreement or Debentures due to inconsistencies in the method of calculation. The accounting policies used in preparing the following segment data are the same as those described in Note 2, "Significant Accounting Policies." The Company has intra-segment sales and transfers, which are recorded at cost or, if agreed upon, a price comparable to unaffiliated customer sales. These intra-segment sales and related profits are eliminated in consolidation and are not presented in the segment disclosure. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, deferred financing fees and deferred tax assets.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Summary financial information by business segment is as follows (in thousands):

                                                                 Year Ended December 31,
                                                       -----------------------------------------
                                                          1999            1998           1997
                                                          ----            ----           ----
NET SALES:
    Automotive Components                              $ 228,313       $ 213,365         193,839
    Technologies                                         229,975         189,781         198,941
                                                       ---------       ---------       ---------
       On-going operations                               458,288         403,146         392,780
    Other                                                 18,067          31,158          37,231
                                                       ---------       ---------       ---------
       Total                                           $ 476,355       $ 434,304         430,011
                                                       =========       =========       =========
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS:

    Automotive Components                              $  32,457       $  31,591          29,963
    Technologies                                          28,199          28,385          32,893
    Unallocated amount
           Corporate operating expenses                   (5,937)         (7,680)         (9,249)
                                                       ---------       ---------       ---------
       On-going operations                                54,719          52,296          53,607
    Other                                                  1,136           2,263           5,843
                                                       ---------       ---------       ---------
       Earnings before interest, taxes
         depreciation and amortization                    55,855          54,559          59,450
    Depreciation                                         (19,541)        (16,840)        (15,447)
    Significant legal expenses                            (2,653)         (1,272)           --
    Severance and write-downs                             (5,202)         (1,822)           --
    Restructuring charge                                  (6,382)           --              --
    Merger expenses                                         --           (25,529)           --
                                                       ---------       ---------       ---------
           Total operating income                         22,077           9,096          44,003
    Interest expense                                     (47,279)        (32,284)        (20,003)
    Net gain on asset disposals                            9,071             397             120
    Other income, net                                      4,425           7,175           6,542
                                                       ---------       ---------       ---------
       Income (loss) from continuing operations
       before income taxes and extraordinary item      $ (11,706)        (15,616)         30,662
                                                       =========       =========       =========
    Net Income (loss)                                  $   1,956         (18,031)         81,644
                                                       =========       =========       =========
DEPRECIATION AND AMORTIZATION EXPENSE:
    Automotive Components                              $   9,365           8,508           8,104
    Technologies                                           9,577           7,216           6,159
    Other                                                    550           1,044           1,095
    Corporate                                                 49              72              89
                                                       ---------       ---------       ---------
       Total                                           $  19,541          16,840          15,447
                                                       =========       =========       =========
CAPITAL EXPENDITURES:
    Automotive Components                              $   7,879           9,132          11,659
    Technologies                                           7,133           7,926           8,166
    Other                                                     64             850             535
    Corporate                                                 18              50              62
                                                       ---------       ---------       ---------
       Total                                           $  15,094          17,958          20,422
                                                       =========       =========       =========

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       A summary of identifiable assets by segment at December 31 follows (in thousands):

                                             1999            1998
                                             ----            ----
       Automotive Components               $ 150,229         135,525
       Technologies                          131,695          96,742
       Other                                     (31)         17,342
       Corporate                              39,977          35,592
                                         ------------    ------------
                 Total                     $ 321,870         285,201
                                         ============    ============

       A summary of long-lived assets by geographic region is as follows (in thousands):

                                          1999          1998
                                          ----          ----

       United States                    $ 175,580       151,701
       Germany                             12,656        15,029
                                      ------------   -----------
                 Total                  $ 188,236       166,730
                                      ============   ===========

       Summary of export sales by geographic region is as follows (in thousands):

                               1999           1998          1997
                               ----           ----          ----

       Europe                 $ 35,444         22,838        21,193
       Asia                     10,203          8,829        14,007
       Canada                    7,748          7,692         9,758
       Mexico                    3,161          3,005         4,292
       Other                     5,683          4,335         6,155
                            -----------    -----------   -----------
                 Total        $ 62,239         46,699        55,405
                            ===========    ===========   ===========

       Net sales are attributed to countries based on the location of customers.

       MAJOR CUSTOMERS

       Revenues from one of the "Big 3" domestic automobile manufacturers accounted for approximately 10%, 11%, and 11% of the Company's consolidated revenues for 1999, 1998, and 1997, respectively.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(20)   Pro Forma Results of Operations (unaudited)
       -------------------------------------------

       Set forth below is certain unaudited pro forma condensed consolidated financial information of the Company based upon historical consolidated financial statements of the Company that has been adjusted to give effect to the Purchases of Thermal Transfer Products, Ltd. and TAT Technologies (See Notes 1 and 21), the Refinancing (as defined below), the Mergers, including the Merger Financing and application of the proceeds thereof (See Note 1). A summary of these adjustments follows.

       On July 20, 1999, the Company, through its wholly-owned-subsidiary Insilco, executed a definitive merger agreement with Thermal Transfer Products, Ltd. The entire purchase price was financed from borrowings under Insilco Corporation's Revolving Credit Facility. The gross purchase price paid was $26.5 million. The purchase price net of cash acquired and including estimated costs incurred directly related to the transactions was $23.3 million. The preliminary excess of the purchase price over net identifiable assets acquired is $8.7 million, which is being amortized on a straight-line basis over 20 years.

       On February 17, 2000, the Company through its wholly-owned subsidiary Insilco Corporation and two newly created wholly-owned subsidiaries of Insilco Corporation, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. The gross purchase price paid was $91.2 million and is subject to certain post closing adjustments. The initial purchase price has not yet been allocated. The Company expects to have these items quantified within one year of the date of acquisition. The acquisition will be accounted for as a purchase and the Company is currently determining the appropriate period for amortizing any resulting goodwill from this transaction. The entire purchase price was financed with borrowings under Insilco Corporation's Term Loan Facility

       The Refinancing includes the following transactions: (i) the issuance of the 12% Notes which generated gross proceeds to the Company of approximately $120.0 million; (ii) the repurchase of the 10 1/4% Notes at a purchase price of 101% of principal amount plus accrued and unpaid interest; (iii) the execution and delivery of the New Credit Facility and borrowings thereunder to refinance the 1997 Credit Facility and to purchase the 10 1/4% Notes at a purchase price of 101% of principal amount plus accrued and unpaid interest; (iv) payment of fees and expenses in connection with the offering of the Notes, the New Credit Facilities and the purchase of the 10 1/4% Notes.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The unaudited pro forma condensed consolidated income statements have been prepared as if the Purchases, the Refinancing and the Mergers occurred on January 1 of the relevant period; however, the expenses directly related to the aforementioned transactions (other than interest expense) are excluded from the unaudited pro forma condensed consolidated income statements. The Unaudited Pro Forma Condensed Consolidated Financial Data are based on certain assumptions and estimates, and therefore do not purport to be indicative of the results that would have been obtained had the transactions been completed as of such dates or indicative of future results of operations and financial position.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                              Unaudited Pro Forma condensed consolidated Statement of Income
                                                                  Year Ended December 31, 1999
                                                             (In thousands, except per share data)
                                                                (1)
                                                              Thermal        TTP             (7)          TAT
                                                             Transfer      Pro Forma         TAT        Purchase
                                              Historical   Products, Ltd. Adjustments     Operations   Adjustments       Pro Forma
                                               ---------     ---------     ---------       ---------    ---------        ---------
Net sales                                      $ 476,355        12,477          --            46,549         --            535,381

Cost of goods sold                               367,905        10,271           114(2)       29,668         --            407,958
Depreciation and amortization                     19,541           356           429(3)          100        4,115(8)        24,541
Selling, general, and administrative expenses     60,450         1,382          (420)(4)       9,795         --             71,207
Reorganization expense                             6,382          --            --              --           --              6,382
                                               ---------     ---------     ---------       ---------    ---------        ---------

    Operating income                              22,077           468          (123)          6,986       (4,115)          25,293

Interest expense                                 (47,279)           61          (994)(5)        --         (6,662)(9)      (54,874)
Interest income                                      389          --            --               164         --                553
Equity in net income of Thermalex                  3,043          --            --              --           --              3,043
Other income, net                                 10,064             4          --              --           --             10,068
                                               ---------     ---------     ---------       ---------    ---------        ---------

    Income (loss) from continuing operations
      before income taxes                        (11,706)          533        (1,117)          7,150      (10,777)         (15,917)
Income tax benefit (expense)                       8,112          (256)          402(6)       (2,470)       2,398(10)        8,186
                                               ---------     ---------     ---------       ---------    ---------        ---------

    Income (loss) from continuing operations      (3,594)          277          (715)          4,680       (8,379)          (7,731)
Preferred Stock dividend                          (6,019)         --            --              --           --             (6,019)
                                               ---------     ---------     ---------       ---------    ---------        ---------

    Income (loss) available to  common         $  (9,613)          277          (715)          4,680       (8,379)         (13,750)
                                               =========     =========     =========       =========    =========        =========

Earnings (loss) from continuing operations
  per share
    Basic                                      $   (6.17)                                                                  (8.83)
    Basic shares                                   1,558                                                                   1,558
    Diluted                                    $   (6.17)                                                                  (8.83)
    Diluted shares                                 1,558                                                                   1,558

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                      Year Ended December 31, 1998
                                                                 (In thousands, except per share data)
                                                                                                   (5)
                                                                                                 Thermal             TTP
                                                       Merger            Refinancing            Transfer          Pro Forma
                                     Historical     Adjustments          Adjustments         Products, Ltd.      Adjustments
                                   --------------------------------    -----------------   ------------------------------------
Net sales                               $ 434,304                                                       27,792               -
Cost of goods sold                        322,104                                                       22,916             114 (6)
Depreciation and
  amortization                             16,840                                                          710             857 (7)
Selling, general, and
  administrative expenses                  86,264          (25,529)(1)                                   2,989            (475)(8)
                                   --------------------------------    -----------------   ------------------------------------
    Operating income                        9,096           25,529                    -                  1,177            (496)
Interest expense                          (32,284)          (8,752)(2)           (4,167)(3)                 89          (1,989)(9)
Interest income                               979                                                            -               -
Equity in net income of
  Thermalex                                 2,850                                                            -               -
Other income, net                           3,743                                                           18               -
                                   --------------------------------    -----------------   ------------------------------------
    Income (loss) from
      continuing operations
      before income taxes                 (15,616)          16,777               (4,167)                 1,284          (2,485)
Income tax benefit
  (expense)                                 1,961           (6,710)(1)
                                                             3,744 (4)            1,604 (4)               (514)            895 (10)
                                   --------------------------------    -----------------   ------------------------------------
    Income (loss) from
      continuing operations               (13,655)          13,811               (2,563)                   770          (1,590)
Preferred stock dividend                   (2,044)          (3,651)                   -                      -               -
                                   --------------------------------    -----------------   ------------------------------------
    Net loss available
      to common                         $ (15,699)          10,160               (2,563)                   770          (1,590)
                                   ================================    =================   ====================================

Earnings (loss) from continuing operations per share

    Basic                                    $ (4.97)
    Basic shares                               3,161
    Diluted                                  $ (4.97)
    Diluted shares                             3,161

                                     Year Ended December 31, 1998
                            (In thousands, except per share data)(continued

                                             (11)              TAT
                                              TAT           Purchase
                                         Technologies      Adjustments           Pro Forma
                                       ----------------------------------      ---------------
Net sales                                         20,001               -              482,097
Cost of goods sold                                12,710               -              357,844
Depreciation and
  amortization                                        80           4,115 (12)          22,602
Selling, general, and
  administrative expenses                          3,609               -               66,858
                                       ----------------------------------      ---------------
    Operating income                               3,602          (4,115)              34,793
Interest expense                                       -          (5,829)(13)         (52,932)
Interest income                                       34               -                1,013
Equity in net income of
  Thermalex                                            -               -                2,850
Other income, net                                      -               -                3,761
                                       ----------------------------------      ---------------
    Income (loss) from
      continuing operations
      before income taxes                          3,636          (9,944)             (10,515)
Income tax benefit
  (expense)                                                                            (4,749)
                                                  (1,206)          2,098 (14)           6,621
                                       ----------------------------------      ---------------
    Income (loss) from
      continuing operations                        2,430          (7,846)              (8,643)
Preferred stock dividend                               -               -               (5,695)
                                       ----------------------------------      ---------------
    Net loss available
      to common                                    2,430          (7,846)             (14,338)
                                       ==================================      ===============
Earnings (loss) from continuing operations per share
    Basic                                                                             $ (9.06)
    Basic shares                                                                        1,583
    Diluted                                                                           $ (9.06)
    Diluted shares                                                                      1,583

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The Notes to the Unaudited Pro Forma Condensed Consolidated Statements of Income follow:

For 1999:

     (1) To include 6 months of Thermal Transfer Products, Ltd. in the Company's financial statement.

     (2)   To reflect the write-off of the market value step-up in inventory.

     (3) To reflect the increase in depreciation and amortization due to (a) the amortization of goodwill on a straight-line basis over 20 years and (b) additional straight-line depreciation relating to the step-up of property, plant and equipment, which is being depreciated over periods of 3 to 25 years.

     (4) To reflect the elimination of the net excess cost of the former owners salaries ($340,500) less the salaries of management replacements ($103,000) and to reflect the elimination of professional fees ($182,000) relating to the sale transaction.

     (5) To reflect the increase in interest expense resulting from the borrowings under Insilco's credit facility to finance the acquisition. Interest is calculated based on the new debt of $26.5 million less the cash acquired of $3.9 million using an assumed interest rate of 8.8%. A change of 1.8% in the interest rate would result in a change in interest expense and net income of $28,250 and $23,448 before and after taxes, respectively.

     (6) To reflect the tax effect of the pro forma adjustments at a statutory rate, 34% for federal and 2% for state.

     (7) To include TAT Technologies twelve-month translated statement of operations in the Company's financial statement.

     (8) To reflect the increase in amortization due to the amortization of goodwill on a straight-line basis over 20 years.

     (9) To reflect increase in interest expense resulting from the borrowings under Insilco Corporation's credit facility to finance the acquisition. Interest is calculated on the new debt of $91.1 million less the cash acquired of $7.9 million using an assumed interest rate of 8%. A change of 1/8% in the interest rate would result in a change in interest expense and net income of $104,091 and $66,618 before and after taxes, respectively.

     (10) To reflect the tax effect of the deductible pro forma adjustments at a statutory rate, 34% for federal and 2% for state. The amortization of the goodwill is not tax deductible.

For 1998:

     (1) To exclude nonrecurring Merger expenses and the related income tax effect recorded in the year ended December 31, 1998.

     (2) To record the incremental interest expense for the year December 31, 1998 as follows: (a) $2.0 million increase in interest expense associated with Insilco's $43.1 million incremental borrowings under the 1997 Credit Facility in connection with the Merger, (b) $6.5 million in increased interest expense associated with the 14% Discount Notes issued the Company to finance the Merger and (c) amortization of the Company's debt issuance costs over the 10 year term of the 14% Discount notes under the effective interest method.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (3) To record the net increase in interest expense for the year ended December 31, 1998 as follows: (a) $1.8 million increase in interest expense associated with the increase in LIBOR spreads from 125 basis points ("bps") under the 1997 Credit Facility to a spread of 375 bps for the Term Loan Facility under the New Credit Facility and to a spread of 300 bps for the Revolving Credit Facility and based on an assumed LIBOR rate of 4.98% thereunder, (b) $2.9 million increase in interest expense related to the additional borrowings under the 1997 Revolving Credit Facility, incurred in connection with the Refinancing, (c) $12.6 increase in interest expense relating to the issuance of the 12% Notes offset by $13.6 million reduction in interest expense relating to the repayment of the 10 1/4% Notes and the amortization expense relating to the issuance of the 12% Notes and the New Credit Facility partially offset by a reduction in amortization expense relating to the repurchase of the 10 1/4% Notes and the 1997 Credit Facility.

     (4) To record the tax benefit of the transaction at the statutory rate of each respective entity. Statutory tax rates used to calculate the tax benefit of (a) Insilco Corporation was 38.5% (35.0% federal rate and an estimated 3.5% average state rate) and (b) Holdings was approximately 28.4%, which is the 35.0% federal tax rate adjusted for the non-deductible portion of accreted interest on the 14% Discount Notes due to excess Original Issue Discount ("OID") over the allowable yield to maturity.

     (5) To include Thermal Transfer Products, Ltd. in the Company's financial statement.

     (6)   To reflect the write-off of the market value step-up in inventory.

     (7) To reflect the increase in depreciation and amortization due to (a) the amortization of goodwill on a straight-line basis over 20 years and (b) additional straight-line depreciation relating to the step-up of property, plant and equipment, which is being depreciated over periods of 3 to 25 years.

     (8) To reflect the elimination of the net excess cost of the former owners salaries ($681,000) less the salaries of management replacements ($206,000).

     (9) To reflect the increase in interest expense resulting from the borrowings under Insilco's credit facility to finance the acquisition. Interest is calculated based on the new debt of $26.5 million less the cash acquired of $3.9 million using an assumed interest rate of 8.8%. A change of 1/8% in the interest rate would result in a change in interest expense and net income of $28,250 and $23,448 before and after taxes, respectively.

     (10) To reflect the tax effect of the pro forma adjustments at a statutory rate, 34% for federal and 2% for state.

     (11) To include TAT Technologies twelve-month translated statement of operations in the Company's financial statement.

     (12) To reflect the increase in amortization due to the amortization of goodwill on a straight-line basis over 20 years.

     (13) To reflect the increase in interest expense resulting from the borrowings under Insilco's credit facility to finance the acquisition. Interest is calculated based on the new debt of $91.1 million less the cash acquired of $7.9 million using an assumed interest rate of 7%. A change of 1/8%

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           in the interest rate would result in a change in interest expense and net income of $104,091 and $66,618 before and after taxes, respectively.

     (14) To reflect the tax effect of the deductible pro forma adjustments at a statutory rate, 34% for federal and 2% for state. The amortization of the goodwill is not tax deductible.

(21)   Subsequent Events
       -----------------

       On February 17, 2000, the Company through its wholly-owned subsidiary Insilco Corporation and two newly created wholly-owned subsidiaries of Insilco Corporation, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc. purchased 9011-7243 Quebec Inc. The surviving entity, TAT Technologies, is a wholly-owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The gross purchase price paid was $91.2 million and is subject to certain post closing adjustments. The initial purchase price has not yet been allocated. The Company expects to have these items quantified within one year of the date of acquisition. The acquisition will be accounted for as a purchase and the Company is currently determining the appropriate period for amortizing any resulting goodwill from this transaction. The entire purchase price was financed with borrowings under Insilco Corporation's Term Loan Facility. See pro forma disclosure at Note 20.

       On February 11, 2000, the Company, through its wholly-owned subsidiary Insilco Corporation, sold its publishing business, Taylor Publishing Company to TP Acquisition Corp., a newly created, wholly-owned subsidiary of Castle Harlan Partners III, L.P., for gross proceeds of approximately $93.5 million. The net proceeds of approximately $70 million from this transaction plus approximately $21.2 million in retained customer deposits net of other working adjustments, were used to reduce borrowings under Insilco Corporation's Term Credit Facility.

                                 EXHIBIT LISTING


     *2(a)    -   Agreement and Plan of Merger, dated as of March 24, 1998,
                  among Insilco, INR Holding Co., and Silkworm Acquisition
                  Corporation (Exhibit 10(n) to the Registration Statement on
                  Form S-4 (File No. 333-51145) of Insilco).

     *2(b)    -   Amendment No. 1 to the Agreement and Plan of Merger, dated
                  June 8, 1998, among Insilco, INR Holding Co. and Silkworm
                  Acquisition Corporation (Exhibit 10(r) to the Registration
                  Statement on Form S-4 (File No. 333-51145) of Insilco).

     *3(a)    -   Certificate of Incorporation (Exhibit 3.1 to the Current
                  Report on Form 8-K filed on August 18, 1998 (File No.
                  0-24813)).

     *3(b)    -   Bylaws incorporated by reference to Exhibit 3.2 to the
                  Current Report on Form 8-K filed on August 18, 1998 (File No.
                  0-24813).

     *4(a)    -   Investors' Agreement, dated as of August 17, 1998, among
                  Insilco Holding Co. and the investors named therein (Exhibit
                  4.5 to the Registration Statement on Form S-1 (File No.
                  333-65039)).

     *4(b)    -   Indenture, dated as of November 9, 1998, between Insilco and the Trustee (Exhibit 4(a) to the Form 10-Q filed by Insilco on November 16, 1998 (File No. 0-22098)).

     *4(c)    -   First Supplemental Indenture, dated as of December 21, 1998, between Insilco and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947) of
                  Insilco).

     *4(d)    -   Warrant Agreement, dated as of August 17, 1998, between
                  Silkworm Acquisition Corporation and National City Bank, as
                  Warrant Agent (Exhibit 4.1 to the Registration Statement on
                  Form S-1 (File No. 333-65039)).

     *4(e)    -   Assumption Agreement, dated as of August 17, 1998, between
                  Insilco Holding Co. and National City Bank, as Warrant Agent
                  (Exhibit 4.2 to the Registration Statement on Form S-1 (File
                  No. 333-65039)).

     *4(f)    -   Form of Class A Warrant (Exhibit 4.3 to the Registration
                  Statement on Form S-1 (File No. 333-65039)).

     *4(g)    -   Certificate of Designation with respect to Pay-in-kind 15%
                  Senior Exchangeable Preferred Stock due 2010 (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-65039)).

     *4(h)    -   Indenture, dated as of August 17, 1998, between Silkworm
                  Acquisition Corporation and the Trustee (Exhibit 4.5 to the
                  Registration Statement on Form S-1 (File No. 333-65039)).


     *4(i)    -   First Supplemental Indenture, dated as of August 17, 1998, between Insilco Holding Co., and the Trustee (Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-65039)).

     *4(j)    -   Indenture, dated as of August 12, 1997, between Insilco and the Trustee (Exhibit 4(j) to the Registration Statement on
                  Form S-4 (File No. 333-36523) of Insilco).

     *4(k)    -   Form of New Note (included in Exhibit 4(j) above) (Exhibit
                  4(k) to the Registration Statement on Form S-4 (File No.
                  333-36523) of Insilco).

     *4(l)    -   Purchase Agreement, dated as of August 7, 1997, among
                  Insilco and Goldman, Sachs & Co., McDonald & Company
                  Securities, Inc. and Citicorp Securities Inc. (the "Initial
                  Purchasers") (Exhibit 4(l) to the Registration Statement on
                  Form S-4 (File No. 333-36523) of Insilco).

     *4(m)    -   Exchange and Registration Rights Agreement, dated as of
                  August 12, 1997, between Insilco and the Initial Purchasers
                  (Exhibit 4(m) to the Registration Statement on Form S-4 (File
                  No. 333-36523) of Insilco).

     *4(n)    -   Warrant Agreement, dated as of November 9, 1998, between
                  Insilco Holding Co. and the Warrant Agent (Exhibit 4(a) to the
                  Form 10-Q for the Quarter Ended September 30, 1998 (File No.
                  0-24813)).

     *4(o)    -   Warrant and Registration Rights Agreement, dated as of
                  November 9, 1998, between Insilco Holding Co. and the Initial
                  Purchaser (Exhibit 4(b) to the Form 10-Q for the Quarter Ended
                  September 30, 1998 (File No. 0-24813)).

     *4(p)    -   Exchange and Registration Rights Agreement, dated as of
                  November 9, 1998, between Insilco and DLJ (Exhibit 4(b) to the
                  Form 10-Q of Insilco for the Quarter Ended September 30, 1998
                  (File No. 0-22098)).

     *4(q)    -   Second Supplemental Indenture, dated as of January 25, 1999, between Insilco and the Trustee.

     *10(a)   -   Insilco Holding Co. Direct Investment Program (Exhibit 4(c)
                  to the Registration Statement on Form S-8 (File No.
                  333-61809)). **

     *10(b)   -   Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the
                  Registration Statement on Form S-8 (File No. 333-61809)). **

     *10(c)   -   Insilco Holding Co. and Insilco Corporation Equity Unit Plan
                  (Exhibit 4(c) to the Registration Statement on Form S-8 (File
                  No. 333-61811)). **

     *10(d)   -   Credit Agreement, among Insilco and a syndicate of banks and other financial institutions led by Donaldson, Lufkin &
                  Jenrette Securities Corporation, DLJ Capital Funding and The
                  First National Bank of Chicago (Exhibit 10.4 to the
                  Registration Statement on Form S-1 (File No. 333-71947) of
                  Insilco).

     *10(e)   -   Purchase Agreement, between Insilco Corporation, Insilco
                  Holding Co. and Donaldson, Lufkin & Jenrette Securities
                  Corporation (Exhibit 10(a) to Form 10-Q filed by Insilco on
                  November 16, 1998 (File No. 0-22098)).

     *10(f)   -   Employment Agreement dated as of May 1, 1993 between Insilco and Robert L. Smialek, as amended and restated (Exhibit 10(k) to the Form 10/A, Amendment No. 1 to Form 10 (File No.
                  0-22098) of Insilco). **

     *10(g)   -   Form of Indemnification Agreement adopted by Insilco as of
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
                  Smialek dated September 25, 1997 (Exhibit 10(m) to the Form
                  10-K of Insilco for the Year Ended December 31, 1997 (File No.
                  0-22098)). **

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

----------
*      Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.