Form 10-Q
period 2000-03-31
INSILCO HOLDING CO
filed 2000-05-15
CIK 1068049

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 0-24813

                               INSILCO HOLDING CO.
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                                  06-1158291
                   --------                                  ----------
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                425 Metro Place North
                     Fifth Floor
                     Dublin, Ohio                                   43017
                     ------------                                   -----
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                  614-792-0468
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X] Yes [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 11, 2000, 1,458,769 shares of common stock, $.001 par value, were outstanding.



================================================================================

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----

PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.  Financial Statements (unaudited)                                    4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          18

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                  19

Item 2.  Changes in Securities and Use of Proceeds                          19

Item 3.  Defaults upon Senior Securities                                    19

Item 4.  Submission of Matters to a Vote of Securities Holders              19

Item 5.  Other Information                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                   19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------

                                                                            Page
                                                                            ----

            Condensed Consolidated Balance Sheets at March 31, 2000          4
            and December 31, 1999

            Condensed Consolidated Statements of Operations for the three    5
            months ended March 31, 2000 and 1999

            Condensed Consolidated Statements of Cash Flows for the          6
            three months ended March 31, 2000 and 1999

            Notes to the Condensed Consolidated Financial Statements         7

            Independent Auditors' Review Report                              14

               INSILCO HOLDING CO. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                          (In thousands)

                                                                                          As of
                                                                               ------------------------------
                                                                                 March 31,      December 31,
                                                                                   2000              1999
                                                                               ------------      ------------
                                                                                (Unaudited)        (Note 1)
                              Assets
                              ------
Current assets:
  Cash and cash equivalents                                                    $     21,425             6,569
  Trade receivables, net                                                            100,725            77,698
  Other receivables                                                                   2,371             1,836
  Inventories, net                                                                   67,268            58,273
  Deferred taxes                                                                      9,572             9,603
  Net asssets of discontinued operation                                                --                 830
  Prepaid expenses and other current assets                                           2,919             2,731
                                                                               ------------      ------------

    Total current assets                                                            204,280           157,540

Property, plant and equipment, net                                                  109,436           109,606
Deferred taxes                                                                         --               7,271
Other assets and deferred charges                                                   131,931            48,283
                                                                               ------------      ------------

    Total assets                                                               $    445,647           322,700
                                                                               ============      ============

               Liabilities and Stockholder's Deficit
               -------------------------------------
Current liabilities:
  Current portion of long-term debt                                            $      1,266             1,266
  Accounts payable                                                                   49,198            39,247
  Accrued expenses and other                                                         63,246            33,906
                                                                               ------------      ------------
    Total current liabilities                                                       113,710            74,419

Long-term debt, excluding current portion                                           439,145           400,594
Other long-term obligations, excluding current portion                               51,740            47,440
Minority interest                                                                       100               100
15% Preferred stock; 3,000,000 shares authorized; 1,497,890 shares and
  1,400,000 shares issued and outstanding at March 31, 2000 and
  December 31, 1999, respectively                                                    41,762            40,113
Stockholders' deficit:
  Common stock, $.001 par value; 15,000,000 shares authorized;
  1,472,487 shares issued and 1,458,769 outstanding at March 31, 2000, and
  1,472,487 shares issued and 1,455,335 outstanding at December 31, 1999                  1                 1
  Treasury stock, at cost                                                              (480)             (480)
  Additional paid-in capital                                                         62,893            62,914
  Accumulated deficit                                                              (260,220)         (299,178)
  Accumulated other comprehensive loss                                               (3,004)           (3,223)
Contingencies (See Note 7)
                                                                               ------------      ------------
  Total liabilities and stockholder's deficit                                  $    445,647           322,700
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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                            Three Months Ended
                                                                  March 31,
                                                        --------------------------
                                                           2000            1999
                                                        ----------      ----------
Sales                                                   $  141,407         120,439
Cost of products sold                                      105,998          91,480
Depreciation and amortization                                5,603           4,675
Selling, general and administrative expenses                16,707          15,378
                                                        ----------      ----------
   Operating income                                         13,099           8,906
                                                        ----------      ----------
Other income (expense):
   Interest expense                                        (12,404)        (11,248)
   Interest income                                              99              15
   Equity in net income of Thermalex                           488             980
   Other, net                                                 (301)            281
                                                        ----------      ----------
    Total other expense                                    (12,118)         (9,972)
                                                        ----------      ----------
   Income (loss) before income taxes and
   discontinued operations                                     981          (1,066)
Income tax (expense) benefit                                  (573)            577
                                                        ----------      ----------
   Income (loss) before discontinued operations                408            (489)
Discontinued operations, net of tax:
    Loss from operations                                    (3,249)           (450)
     Gain on disposal                                       43,448            --
                                                        ----------      ----------
      Income (loss) from discontinued operations            40,199            (450)
                                                        ----------      ----------
Net income (loss)                                           40,607            (939)

Preferred Stock Dividend                                    (1,649)         (1,422)
                                                        ----------      ----------
   Net income (loss) available to common                $   38,958          (2,361)
                                                        ==========      ==========
Basic earnings (loss) available per common share:
   Loss from continuing operations                      $    (0.81)          (1.21)
   Discontinued operations                                   26.24           (0.29)
                                                        ----------      ----------
   Basic net income (loss)                              $    25.43           (1.50)
                                                        ==========      ==========
Diluted earnings (loss) available per common share:
   Loss from continuing operations                      $    (0.81)          (1.21)
   Discontinued operations                                   26.24           (0.29)
                                                        ----------      ----------
   Diluted net income (loss)                            $    25.43           (1.50)
                                                        ==========      ==========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                   Three Months Ended
                                                                         March 31,
                                                                ----------      ----------
                                                                   2000            1999
                                                                ----------      ----------
Cash flows from operating activities:
   Net income (loss)                                            $   40,607            (939)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Net loss from discontinued operations                           3,249             450
     Depreciation and amortization                                   5,603           4,675
     Deferred taxes                                                    134            (612)
     Other noncash charges and credits                               3,378           1,835
     Change in operating assets and liabilities:
       Receivables                                                  (7,509)         (2,719)
       Inventories                                                  (1,775)        (11,736)
       Prepaids                                                       (150)         (6,638)
       Payables                                                      3,880           2,521
       Other current liabilities and other                          (2,046)         12,795
     Discontinued operations:
       Gain on Sale                                                (43,448)           --
       Depreciation                                                    112             183
       Changes in discontinued operations                           (2,419)           (547)
                                                                ----------      ----------
       Net cash provided by (used in) operating activities            (384)           (732)
                                                                ----------      ----------
   Cash flows from investing activities:
     Acquisitions, net of cash acquired                            (89,734)        (23,753)
     Capital expenditures                                           (3,495)         (3,084)
     Other investing activities                                       (564)          2,866
     Discontinued operations:
       Proceeds from sale                                           72,845            --
       Capital expenditures                                           (292)           (182)
                                                                ----------      ----------
       Net cash used in investing activities                       (21,240)        (24,153)
                                                                ----------      ----------
   Cash flows from financing activities:
     Proceeds from revolving credit facility                        37,646          26,819
     Return of equity units to management                              (18)           --
     Retirement of long-term debt                                   (1,073)           (316)
     Funds received from excess deposited for 10 1/4% bonds           --             2,032
     Payment of prepetition liabilities                               --            (1,086)
     Retirement of 10 1/4% bonds                                      --            (1,500)
     Proceeds from sale of stock                                      --                 1
                                                                ----------      ----------
       Net cash provided by financing activities                    36,555          25,950
                                                                ----------      ----------
Effect of exchange rate changes on cash                                (75)            (44)
                                                                ----------      ----------
       Net increase in cash and cash equivalents                    14,856           1,021
Cash and cash equivalents at beginning of period                     6,569           7,507
                                                                ----------      ----------
Cash and cash equivalents at end of period                      $   21,425           8,528
                                                                ==========      ==========
Interest paid                                                   $   12,166           9,890
                                                                ==========      ==========
Income taxes paid                                               $     (198)           (183)
                                                                ==========      ==========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

        The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in Insilco Holding Co. and Subsidiaries ("Holdings" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

(2)     Discontinued Operations
        -----------------------

        On February 11, 2000, the Company sold its publishing business, Taylor Publishing Company to TP Acquisition Corp, a wholly owned subsidiary of Castle Harlan Partners III, L.P., for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working adjustments were used to reduce borrowings under the Company's Term Credit Facility. The gain on the sale was $43.4 million, net of taxes of $23.2 million. The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Publishing Business as a discontinued operation.

(3)     Acquisitions
        ------------

        On February 17, 2000, the Company, through its wholly-owned subsidiary Insilco Corporation and through two newly created wholly-owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc. purchased 9011-7243 Quebec Inc. The surviving entity, TAT Technologies, is a wholly owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The entire purchase price was financed with borrowings under Insilco Corporation's Term Credit Facility.

        The gross purchase price paid by the Company was $91.2 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $89.7 million. The purchase has been accounted for using the purchase method of accounting and, accordingly, the results of operations of TAT have been included in the Company's consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired is $82.7 million, which is being amortized on a straight-line basis over 20 years.

        On July 20, 1999, the Company, through its wholly-owned subsidiary Insilco Corporation, executed a definitive merger agreement with Thermal

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

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

        The gross purchase price paid by the Company was $26.5 million. The purchase price net of cash acquired and including estimated costs incurred directly related to the transaction was $23.3 million. The merger has been accounted for using the purchase method of accounting and, accordingly, the results of operations of TTP have been included in the Company's consolidated financial statements from July 20, 1999. The preliminary excess of the purchase price over net identifiable assets acquired is $8.7 million, including costs for employee terminations of $0.1 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The Company expects any further purchase price adjustments to be completed within one year from the date of purchase.

        On January 25, 1999, the Company, through its wholly-owned subsidiary Insilco Corporation, purchased the stock of Eyelets for Industry, Inc. and EFI Metal Forming, Inc. (collectively referred to as "EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the net identifiable assets acquired of $4.4 million includes costs for employee terminations, excess compensation, facility closure and related costs of $0.4 million and has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In addition, the Company also entered into a Sales Participation Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill.

        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months ended March 31, 2000 and 1999, which assume the transactions occurred at the beginning of the period are as follows (in thousands, except per share data):

                                                      Three months ended
                                                           March 31,
                                                   -------------------------
                                                      2000          1999
                                                   -----------   -----------

        Net Sales                                   $ 147,226       140,567

        Loss available to common                    $  (1,703)       (4,243)

        Diluted loss per share available to common  $   (1.11)        (2.70)

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

(4)     Divestitures
        ------------

        On August 20, 1999, the Company, through its wholly-owned subsidiary Insilco Corporation, sold the assets of its welded stainless steel tubing business (Romac) for $16.5 million, which resulted in a gain of $9.2 million.

        On July 16, 1999, the Company, through its wholly-owned subsidiary Insilco Corporation, sold certain assets and intellectual property relating to its heat exchanger machinery and equipment business (McKenica) for $1.7 million, which resulted in a gain of $0.4 million.

        These gains were included in other income on the statement of operations in the period they occurred and the proceeds from the sales were used to pay down $3.7 million of its Term Facility and the balance was used to pay down on Insilco Corporation's Revolving Facility.

(5)     Inventories
        -----------

        Inventories consisted of the following (in thousands):

                                        As of       As of
                                       March 31, December 31,
                                         2000        1999
                                       -------     -------
        Raw materials and supplies     $36,222      28,410
        Work-in-process                 12,357      12,113
        Finished goods                  18,689      17,750
                                       -------     -------

          Total inventories            $67,268      58,273
                                       =======     =======

(6)     Capital Stock and Warrants
        --------------------------

        Through March 31, 2000, the Company accreted $9.7 million towards the payment of dividends on the PIK Preferred Stock.

        As of March 31, 2000, 89,000 of the 14% Note warrants to purchase 28,925 shares of the Company's Common Stock at a purchase price of $0.01 per share were exercised and 49,000 warrants to purchase 15,925 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

(8)     Segment Information
        -------------------

        There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's December 31, 1999 consolidated financial statements.

        Summary financial information by business segment is as follows (in thousands):

                                                         Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          2000          1999
                                                        ---------    ---------
        Net Sales:
           Automotive Components                        $  63,042       56,881
           Technologies                                    78,365       55,414
                                                        ---------    ---------
             On-going operations                          141,407      112,295
           Other                                             --          8,144
                                                        ---------    ---------
             Total net sales                            $ 141,407      120,439
                                                        =========    =========

        Income (loss) from continuing operations
          before income taxes:
           Automotive Components                        $   8,909        8,187
           Technologies                                    11,706        7,012
           Unallocated amount:
             Corporate operating expenses                  (1,063)      (1,961)
                                                        ---------    ---------
             On-going operations                           19,552       13,238
           Other                                             --            662
                                                        ---------    ---------
             Earnings before interest, taxes
               depreciation and amortization               19,552       13,900
           Depreciation and amortization                   (5,603)      (4,675)
           Significant legal expense                         --            (58)
           Severance and write-downs                         (850)        (261)
                                                        ---------    ---------
             Total operating income                        13,099        8,906
           Interest expense                               (12,404)     (11,248)
           Interest income                                     99           15
           Other income, net                                  187        1,261
                                                        ---------    ---------
             Income (loss) from continuing operations
               before income taxes                      $     981       (1,066)
                                                        =========    =========

        Income (loss) before discontinued operations    $     408         (489)
                                                        =========    =========

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

        A summary of identifiable assets by segment follows (in thousands):

                                                      As of        As of
                                                     March 31,  December 31,
                                                       2000         1999
                                                     --------     --------
        Automotive Components                        $148,393      150,229
        Technologies                                  254,322      131,695
        Corporate                                      42,932       39,946
                                                     --------     --------
           Total                                     $445,647      321,870
                                                     ========     ========

       The significant increase in identifiable assets of Technologies relates to the acquisition of TAT in February 2000(see Note 3).

(9)    Comprehensive Income
       --------------------

       Comprehensive income (loss) was $40,628,000 and $(920,000) for the three months ended March 31, 2000 and 1999, respectively, including other comprehensive income consisting of foreign currency translation adjustments totaling $21,000 and $19,000 respectively.


(10)   Related Party Transactions
       --------------------------

       The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") retainer fees of $75,000 in the first quarter of 2000 and paid $100,000 for advisory fees in the first quarter of 1999. The Company had a payable to DLJSC for retainer fees related to investment banking services of $75,000 and $186,000 at March 31, 2000 and 1999, respectively. In the first quarter of 1999, the Company received from DLJSC $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

(11)   Earnings Per Share
       ------------------

       The components of basic and diluted earnings per share were as follows (in thousands except per share data):

                                                                 Three Months Ended
                                                                      March 31,
                                                           -------------------------------
                                                               2000               1999
                                                           -------------      ------------
        Net income (loss)                                  $      40,607              (939)
        Preferred stock dividends                                 (1,649)           (1,422)
                                                           -------------      ------------

           Net income (loss) available for common          $      38,958            (2,361)
                                                           =============      ============

        Average outstanding shares of common stock             1,531,834         1,572,581
        Dilutive effect of stock options                            --                --
                                                           -------------      ------------
           Common stock and common stock equivalents           1,531,834         1,572,581
                                                           =============      ============

        Earnings (loss) per share available to common:

           Loss from continuing operations                         (0.81)            (1.21)
           Income (loss) from discontinued operations              26.24             (0.29)
                                                           -------------      ------------
              Basic                                        $       25.43             (1.50)
                                                           =============      ============

           Loss from continuing operations                         (0.81)            (1.21)
           Income (loss) from discontinued operations              26.24             (0.29)
                                                           -------------      ------------
              Diluted                                      $       25.43             (1.50)
                                                           =============      ============

(12)   Dividend Restrictions
       ---------------------

       The Company is a holding company and its ability to make payments in respect of the 14% Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries. Insilco and its subsidiaries are parties to the Existing Credit Facility and Insilco is party to the 12% Note indenture, each of which imposes substantial restrictions on Insilco's ability to pay dividends or make other distributions to the Company. Any payment of dividends or other distributions will be subject to certain financial conditions set forth in such indenture and is subject to certain prohibitions contained in the Existing Credit Facility. Under the most restrictive covenants, $0.8 million was free of limitations on the payment of dividends or other distributions at March 31, 2000.

(13)   Restructuring and Plant Closing Costs
       -------------------------------------

       During the year ended December 31, 1999, the Company reduced its corporate staff, restructured certain heat exchanger and tubing manufacturing facilities, and closed its heat exchanger machinery and equipment manufacturing operation (McKenica).

       As of March 31, 2000, the Company has an accrual of $851,000 relating to these restructuring charges, which is included in accrued expenses and

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000




      other on the balance sheet. A summary of the accrual is as follows (in thousands):


                                                  As of                  As of
                                                 December    Cash        March
                                                 31, 1999   Outlays     31, 2000
                                                 --------   --------    --------
       Restructuring charges:
          Employee separations                   $    912       (670)        242
          Other exit costs                            112       (106)          6
          Remaining noncancellable lease costs        694        (91)        603
                                                 --------   --------    --------
            Restructuring costs                  $  1,718       (867)        851
                                                 ========   ========    ========

        The headcount reduction from these activities was approximately 172 employees.

                       INDEPENDENT AUDITORS' REVIEW REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO HOLDING CO.:

We have reviewed the condensed consolidated balance sheet of Insilco Holding Co. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Holding Co. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Columbus, Ohio
May 12, 2000                                                      KPMG LLP

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

Our condensed consolidated results for the three-month periods ended March 31, 2000 and 1999 include the acquisition and divestiture of various operations and therefore are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999, and in Note 3 of Notes to the Unaudited Condensed Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

The discussion that follows is consistent with the basis and manner in which our management internally disaggregates financial information for the purposes of assisting them in making internal operating decisions. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for summary financial information by business segment.

 THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000
 -------------------------------------------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS. Our results for the first quarter of 1999 were impacted by the following:

o On January 25, 1999, we purchased the stock of Eyelets for Industry, Inc. and EFI Metal Forming, Inc., for $25.3 million. The entire purchased was financed from borrowings under the Company's Revolving Credit Facility.

o We incurred $0.1 million in legal fees relating to significant legal cases; these expenses are included in significant legal expenses.

o We incurred $0.3 million of severance costs relating to rationalization activities within our operating units and the reduction of our corporate office staff, which are included in severance, and write-downs.

Similarly, our results for the first quarter of 2000 were impacted by the following:

o Our McKenica division was closed June 30, 1999, and thus there are no results from McKenica recorded in the first quarter of 2000.

o Our Romac division was sold on August 23, 1999 and thus there are no results for Romac recorded in the first quarter of 2000.

o We incurred $0.7 million of severance costs relating to on-going rationalization activities within our operating units, which are included in severance and write-downs.

o We incurred $0.1 million of expenses related to the final stage of transferring the tube mills in our Duncan, South Carolina facility to our Montgomery, Alabama plant.

o On February 11, 2000, we sold our publishing business, Taylor Publishing Company for gross proceeds of approximately $93.5 million. Proceeds of approximately $72.8 million at closing plus approximately $21.2 million of retained customer deposits were used to reduce borrowings under our Term Credit Facilities. The publishing business is recorded as a discontinued operation.

o On February 17, 2000, we acquired TAT Technologies, for $87.5 million, net of cash acquired, with borrowings under our Term Credit Facility.

Our net sales for the three months ended March 31, 2000, increased $21.0 million, or 17%, to $141.4 million from $120.4 million for the same period last year. Sales in the Automotive Components segment increased $6.2 million, or 11%, over last year. Sales in the Technologies segment increased $23.0 million or 41%. Contributing to these sales increases were $16.8 million in the Technologies segment from this year's acquisition of TAT on February 11, 2000, and last year's acquisition of EFI on January 25, 1999; and $7.1 million in the Automotive segment from last year's acquisition of TTP on July 20, 1999. Finally, other segment sales decreased 100% due to the divestitures of the welded stainless steel tubing products and the heat exchanger machinery and equipment businesses in 1999.

EBITDA for the three months ended March 31, 2000, increased $5.7 million, or 41%, to $19.6 million from $13.9 million for the same period last year. EBITDA for the Automotive Components segment increased $0.7 million, or 9%. The increase was primarily due to the results from the TTP acquisition. EBITDA from the Technologies segment increased $4.7 million, or 67%, as a result of improved margins in power transformers, wire and cable assemblies and precision stampings and the results from the acquired businesses. Other segment EBITDA decreased as a result of the divestitures. Lower corporate expenses reflect corporate staff reductions made at the end of the second quarter of 1999.

Operating income for the three months ended March 31, 2000 increased $4.2 million to $13.1 million from $8.9 million for the same period last year. Operating income for the Automotive Components segment increased $0.4 million, or 6%. Operating income from the Technologies segment increased $3.9 million, or 81%. Other segment operating income decreased due to the divestitures. Depreciation expenses increased $1.0 million due primarily to increased amortization and depreciation from the acquisitions.

Interest expense for the quarter ended March 31, 2000 increased $1.2 million to $12.4 million from $11.2 million last year, reflecting higher debt levels as a result of our acquisition activities and higher interest rates.

Other income decreased $1.1 million due to lower income from our unconsolidated subsidiary, Thermalex, and various other miscellaneous income and expense items.

We had an income tax expense of $0.6 million compared to a benefit of $0.6 million last year as a result of net income of $1.0 million in first quarter of 2000 and a net loss of $1.1 million in first quarter of 1999. The effective income tax expense rate of 58% for the first quarter of 2000 increased from the 1999 first quarter income tax benefit rate of 54%. The increase in rate was caused by increases in state and foreign income tax expense in the first quarter of 2000.

DISCONTINUED OPERATIONS. We recorded loss from discontinued operations of $0.4 million in the first quarter of 1999 and income from discontinued operations of $40.2 million in the first quarter of 2000, related to the sale of our Specialty Publishing segment, a significant line of business. The sale of this line of business was completed on February 11, 2000, for $93.5 million. As a result of this sale, the Specialty Publishing has been accounted for as a discontinued operation. First quarter revenues for 1999 and 2000 were $6.5 million and $1.6 million, respectively.

AUTOMOTIVE COMPONENTS SEGMENT. Net sales for the quarter increased $6.1 million, or 11%, to $63.0 million from $56.9 million in the same period last year. Current quarter sales benefited $7.1 million from our acquisition of Thermal Transfer Products, which was acquired in July 1999, and were partially offset by lower copper and brass tubing sales, due to the relocation of tubing mills from our Duncan, South Carolina facility to our Montgomery, Alabama facility, and slightly lower transmission components sales.

EBITDA for the period increased $0.7 million, or 9%, to $8.9 million from $8.2 million last year. The increase was due mainly to the incremental contribution from the TTP acquisition.

TECHNOLOGIES SEGMENT. Net sales for the period increased $23.0 million, or 41%, to $78.4 million from $55.4 million last year. Sales increased across all product categories, with the strongest demand in precision stampings and wire and cable assemblies. The first quarter also benefited from $16.8 million in sales from the EFI and TAT acquisitions.

EBITDA for the quarter increased $4.7 million, or 67%, to $11.7 million from $7.0 million last year. Margins for power transformers, wire and cable assemblies and precision stamping all increased from a year ago and the inclusion of TAT's results lead to the substantial improvement in EBITDA.

OTHER SEGMENT. Sales and EBITDA decreased 100% due to the divestiture of these businesses in 1999.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. For the three months ended March 31, 2000, net cash used in operating activities was $0.4 million compared to $0.7 million used in operating activities during the same period last year. The $0.3 million decrease in cash requirements was due to increased net income and improved working capital management, including inventories, prepaids and other current liabilities and other.

Through March 31, 2000, we paid $7.2 million in interest on our 12% Senior Subordinated Notes due 2007.

INVESTING ACTIVITIES. Capital expenditures for the three months ended March 31, 2000 were $0.4 million more than the comparable period for 1999. Capital spending allocations during the period were 47% to the Automotive Components segment and 53% to the Technologies segment.

On February 11, 2000, we sold our Specialty Publishing business for $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments, were used to reduce borrowings under our revolving and term credit facilities.

As a result of special cash dividends received in 1999, no cash dividends from our investment in Thermalex were received in the first quarter of 2000 compared to $2.9 million received in the first quarter of 1999.

FINANCING ACTIVITIES. We used the proceeds, from the divestiture, discussed in Investing Activities, to pay down our Term Loan Facility.

On February 16, 2000, we amended certain terms of our Bank Credit Agreement to, among other things (1) permit us to consummate the TAT acquisition, (2) provided that TAT assume up to $90.0 million in aggregate principal amount of the Term Loans, (3) release our direct obligations in respect of such assumed portion of the Term Loans and (4) increase the interest rates applicable to the loans in certain circumstances. On February 17, 2000 we purchased TAT Technology for $91.2 million, using the $90.0 million of borrowings from our Term Loan Facility and $1.2 million from our Revolving Credit Facility.

We expect our principal sources of liquidity to be from our operating activities and funding from the Revolving Facility. We expect that these sources will enable us to meet our cash requirements for working capital, capital expenditures, interest, taxes, and debt repayments and to execute our acquisition strategies for the foreseeable future.

ACCUMULATED DEFICIT. At March 31, 2000, we had a stockholder's deficit totaling $200.8 million, which is a result of both the Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of March 31, 2000, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the first quarter of 2000, we had $234.7 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.2 million. As of March 31, 2000 we had no interest rate derivative instruments in place for managing interest rate risks.

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

o         changes in demand for our products

o         changes in market trends

o         operating hazards

o         general competitive pressures from existing and new competitors

o         effects of governmental regulations

o         changes in interest rates

o and, adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments

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

          (None)

ITEM 5.   OTHER INFORMATION
          -----------------

          (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)   Exhibits

           27 - Financial Data Schedule

     (b)Reports on Form 8-K

           A report, dated February 11, 2000, on Form 8-K was filed during the quarter ended March 31, 2000, pursuant to Items 5 and 7 of that form.

           A report dated February 11, 2000, on Form 8-K was filed during the quarter ended March 31, 2000, pursuant to Items 2 and 7 of that form.

           A report dated February 17, 2000 on Form 8-K was filed during the quarter ended March 31, 2000, pursuant to Item 2 and 7 of that form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INSILCO HOLDING CO


Date:   May 15, 2000                           By:   /s/ Michael R. Elia
                                                     --------------------------
                                                     Michael R. Elia
                                                     Senior Vice President,
                                                     Chief Financial Officer,
                                                     Treasurer and Secretary