Form 10-Q
period 2000-06-30
INSILCO HOLDING CO
filed 2000-08-11
CIK 1068049

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2000, 1,474,349 shares of common stock, $.001 par value, were outstanding.

================================================================================

                      INSILCO HOLDING CO. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.    Financial Statements (unaudited)                                   4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk         19

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                 20

Item 2.    Changes in Securities and Use of Proceeds                         20

Item 3.    Defaults upon Senior Securities                                   20

Item 4.    Submission of Matters to a Vote of Securities Holders             20

Item 5.    Other Information                                                 20

Item 6.    Exhibits and Reports on Form 8-K                                  20

                      INSILCO HOLDING CO. AND SUBSIDIARIES




                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
            --------------------------------
                                                                            Page
                                                                            ----

            Condensed Consolidated Balance Sheets at June 30, 2000            4
            and December 31, 1999

            Condensed Consolidated Statements of Operations for the three
            months and six months ended June 30, 2000 and 1999                5

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2000 and 1999                           6

            Notes to the Condensed Consolidated Financial Statements          7

            Independent Auditors' Review Report                              15

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                      As of
                                                                              ------------------------
                                                                               June 30,     December 31,
                                                                                2000            1999
                                                                              ---------      ---------
                                   Assets                                    (Unaudited)      (Note 1)
                                   ------
Current assets:
  Cash and cash equivalents                                                   $   3,705          6,454
  Trade receivables, net                                                         60,308         39,347
  Other receivables                                                                 899            861
  Inventories, net                                                               48,255         34,900
  Deferred taxes                                                                  9,572          9,603
  Net asssets of discontinued operations                                        106,685        107,638
  Prepaid expenses and other current assets                                       2,078          2,066
                                                                              ---------      ---------

    Total current assets                                                        231,502        200,869

Property, plant and equipment, net                                               49,655         49,555
Deferred taxes                                                                     --            7,271
Goodwill, net                                                                    87,407          5,688
Other assets and deferred charges                                                17,162         16,778
                                                                              ---------      ---------
    Total assets                                                              $ 385,726        280,161
                                                                              =========      =========
                   Liabilities and Stockholder's Deficit
                   -------------------------------------
Current liabilities:
  Current portion of long-term debt                                           $   1,266          1,266
  Accounts payable                                                               26,164         20,164
  Accrued expenses                                                               27,265         16,578
  Income taxes payable                                                           15,013          2,856
  Other current liabilities                                                       7,581          7,500
                                                                              ---------      ---------
    Total current liabilities                                                    77,289         48,364

Long-term debt, excluding current portion                                       432,327        400,594
Other long-term obligations, excluding current portion                           35,007         30,956
Minority interest                                                                   100            100
15% Preferred stock; 3,000,000 shares authorized; 1,497,890 shares and
  1,400,000 shares issued and outstanding at June 30, 2000 and
  December 31, 1999, respectively                                                43,472         40,113
Stockholders' deficit:
  Common stock, $.001 par value; 15,000,000 shares authorized;
  1,478,987 shares issued and 1,471,769 outstanding at June 30, 2000, and
  1,472,487 shares issued and 1,455,335 outstanding at December 31, 1999              1              1
  Treasury stock, at cost                                                          (480)          (480)
  Additional paid-in capital                                                     62,851         62,914
  Accumulated deficit                                                          (261,213)      (299,178)
  Accumulated other comprehensive loss                                           (3,628)        (3,223)
Contingencies (See Note 7)
                                                                              ---------      ---------
  Total liabilities and stockholder's deficit                                 $ 385,726        280,161
                                                                              =========      =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

         Condensed Consolidated Statements of Operations
                           (Unaudited)
                         (In thousands)

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                      --------------------    --------------------
                                                        2000        1999        2000        1999
                                                      --------    --------    --------    --------
Sales                                                 $ 92,304      62,618     170,669     126,176
Cost of products sold                                   66,584      50,565     123,864      98,298
Depreciation and amortization                            3,649       2,692       6,679       5,164
Selling, general and administrative expenses            12,987      12,337      23,955      22,772
Restructuring charge                                      --         5,402        --         5,402
                                                      --------    --------    --------    --------
   Operating income (loss)                               9,084      (8,378)     16,171      (5,460)
                                                      --------    --------    --------    --------
Other income (expense):
   Interest expense                                    (13,354)    (11,998)    (25,758)    (23,246)
   Interest income                                          56         275         153         307
   Other, net                                              (31)         59        (404)        279
                                                      --------    --------    --------    --------
    Total other expense                                (13,329)    (11,664)    (26,009)    (22,660)
                                                      --------    --------    --------    --------
   Loss before income taxes and
   discontinued operations                              (4,245)    (20,042)     (9,838)    (28,120)
Income tax benefit                                         165       5,674       1,629       8,722
                                                      --------    --------    --------    --------
   Loss before discontinued operations                  (4,080)    (14,368)     (8,209)    (19,398)
Discontinued operations, net of tax:
    Income from operations                               4,797       9,190       6,085      13,266
     Gain on disposal                                     --          --        43,448        --
                                                      --------    --------    --------    --------
      Income from discontinued operations                4,797       9,190      49,533      13,266
                                                      --------    --------    --------    --------
Net income (loss)                                          717      (5,178)     41,324      (6,132)

Preferred stock dividend                                (1,710)     (1,477)     (3,359)     (2,899)
                                                      --------    --------    --------    --------
   Net income (loss) available to common              $   (993)     (6,655)     37,965      (9,031)
                                                      ========    ========    ========    ========
Basic earnings (loss) available per common share:
   Loss from continuing operations                    $  (3.78)     (10.07)      (7.55)     (14.18)
   Discontinued operations                                3.13        5.84       32.35        8.43
                                                      --------    --------    --------    --------
   Basic net income (loss)                            $  (0.65)      (4.23)      24.80       (5.75)
                                                      ========    ========    ========    ========
Diluted earnings (loss) available per common share:
   Loss from continuing operations                    $  (3.78)     (10.07)      (7.55)     (14.18)
   Discontinued operations                                3.13        5.84       32.35        8.43
                                                      --------    --------    --------    --------
   Diluted net income (loss)                          $  (0.65)      (4.23)      24.80       (5.75)
                                                      ========    ========    ========    ========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                ---------      ---------
                                                                  2000            1999
                                                                ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                            $  41,324         (6,132)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income from discontinued operations                      (14,302)       (14,012)
     Depreciation and amortization                                  6,679          5,164
     Deferred taxes                                                 2,268         (2,130)
     Other noncash charges and credits                              7,566         10,071
     Change in operating assets and liabilities:
       Receivables                                                 (4,740)          (594)
       Inventories                                                 (6,326)         1,849
       Prepaids                                                        28            383
       Payables                                                      (236)         1,155
       Other current liabilities and other                         (2,096)         2,532
     Discontinued operations:
       Gain on sale                                               (43,448)          --
       Depreciation                                                 5,242          6,621
       Changes in discontinued operations                          13,467          3,437
                                                                ---------      ---------
       Net cash provided by operating activities                    5,426          8,344
                                                                ---------      ---------
   Cash flows from investing activities:
     Acquisitions, net of cash acquired                          (100,594)       (25,340)
     Capital expenditures                                          (3,473)        (3,554)
     Other investing activities                                         5              1
     Discontinued operations:
       Proceeds from sale                                          72,845           --
       Capital expenditures                                        (3,634)        (4,175)
                                                                ---------      ---------
       Net cash used in investing activities                      (34,851)       (33,068)
                                                                ---------      ---------
   Cash flows from financing activities:
     Proceeds from revolving credit facility                       28,128         28,396
     Return of equity units to management                             (63)          --
     Retirement of long-term debt                                  (1,389)          (633)
     Funds received from excess deposited for 10 1/4% bonds          --            2,032
     Proceeds from sale of minority interest                         --              100
     Proceeds from sale of stock                                     --                1
     Payment of prepetition liabilities                              --           (1,086)
     Retirement of 10 1/4% bonds                                     --           (1,526)
                                                                ---------      ---------
       Net cash provided by financing activities                   26,676         27,284
                                                                ---------      ---------
Effect of exchange rate changes on cash                              --               (9)
                                                                ---------      ---------
       Net increase (decrease) in cash and cash equivalents        (2,749)         2,551
Cash and cash equivalents at beginning of period                    6,454          7,610
                                                                ---------      ---------
Cash and cash equivalents at end of period                      $   3,705         10,161
                                                                =========      =========
Interest paid                                                   $  19,038         15,592
                                                                =========      =========
Income taxes paid (refunded)                                    $   2,118           (183)
                                                                =========      =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

(2)     Discontinued Operations
        -----------------------

        On July 20, 2000, the Company entered into a definitive agreement with ThermaSys Holding Company, ThermaSys Corporation, a wholly-owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., to sell the "Automotive Businesses" for $147.0 million subject to closing costs and a working capital adjustment. The "Automotive Businesses" manufacture, sell and distribute tubing and heat exchanger products and transmission and suspension components through General Thermodynamics and Thermal Components, both divisions of Insilco Corporation, and the following wholly-owned subsidiaries of Insilco Corporation: Steel Parts Corporation, Arup Alu-Rohr und Profil GmbH, Thermal Transfer Products, Ltd., Great Lake, Inc., Thermal Components Division, Inc., and Thermal Components, Inc., as well as the 51% Insilco Corporation ownership in Dalian General Thermodynamics Incorporated, Ltd. The transaction is expected to be completed in the third quarter of 2000. As a result of this agreement, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation. Proceeds from the sale will be used to reduce bank debt and to gain financial flexibility to execute Insilco Corporation's acquisition strategy.

        On February 11, 2000, the Company, through its wholly-owned subsidiary Insilco Corporation, sold its publishing business, Taylor Publishing Company to TP Acquisition Corp, a wholly owned subsidiary of Castle Harlan Partners III, L.P., for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working adjustments were used to reduce borrowings under Insilco Corporation's Term Credit Facility. The gain on the sale was $43.4 million, net of taxes of $23.2 million. The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Publishing Business as a discontinued operation.

(3)     Acquisitions
        ------------

        On February 17, 2000, the Company, through its wholly-owned subsidiary Insilco Corporation and through two newly created wholly-owned

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

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

        The gross purchase price paid by the Company was $102.1 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $100.6 million. The purchase has been accounted for using the purchase method of accounting and, accordingly, the results of operations of TAT have been included in the Company's consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired is $82.7 million, which is being amortized on a straight-line basis over 20 years.

        On July 20, 1999, the Company, through its wholly-owned subsidiary Insilco Corporation, executed a definitive merger agreement with Thermal Transfer Products, Ltd., whereby Thermal Transfer Acquisition Corporation, a newly created wholly-owned subsidiary of Insilco, was merged with Thermal Transfer Products. The surviving entity, Thermal Transfer Products, Ltd. ("TTP"), is a wholly-owned subsidiary of Insilco and is a leading manufacturer of industrial oil coolers and other heat exchanger products. TTP is based in Racine, Wisconsin. The entire purchase price was financed from borrowings under Insilco Corporation's Revolving Credit Facility.

        The gross purchase price paid by the Company was $26.5 million. The purchase price net of cash acquired and including estimated costs incurred directly related to the transaction was $23.3 million. The merger has been accounted for using the purchase method of accounting and, accordingly, the results of operations of TTP have been included in the Company's consolidated financial statements from July 20, 1999. The excess of the purchase price over net identifiable assets acquired is $10.0 million, including costs for employee terminations of $0.1 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The Company expects any further purchase price adjustments to be completed within one year from the date of purchase.

        On January 25, 1999, the Company, through its wholly-owned subsidiary Insilco Corporation, purchased the stock of Eyelets for Industry, Inc. and EFI Metal Forming, Inc. (collectively referred to as "EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under Insilco Corporation's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the net identifiable assets acquired of $4.4 million includes costs for employee terminations, excess compensation, facility closure and related costs of $0.4 million and has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In addition, the Company also entered into a Sales Participation Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and six months ended June 30, 2000 and 1999, which assume the transactions occurred at the beginning of the period are as follows (in thousands, except per share data):

                                                         Three months ended           Six months ended
                                                               June 30,                   June 30,
                                                         ------------------          ------------------
                                                         2000          1999          2000          1999
                                                         ----          ----          ----          ----
        Net Sales                                      $ 92,304        80,494       176,488       164,180

        Loss available to common                       $ (4,080)      (16,807)      (12,030)      (25,592)

        Diluted loss per share available to common     $  (3.78)       (10.68)        (7.86)       (16.27)

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

        These gains were included in other income on the statement of operations in the period they occurred. The proceeds from the sales were used to reduce Insilco Corporation's Term Facility by $3.7 million and the balance was used to reduce Insilco Corporation's Revolving Facility.

(5)     Inventories
        -----------

        Inventories consisted of the following (in thousands):

                                             As of
                                      June 30,   December 31,
                                        2000        1999
                                        ----        ----

        Raw materials and supplies     $29,252      17,042
        Work-in-process                  7,193       6,382
        Finished goods                  11,810      11,476
                                       -------     -------
           Total inventories           $48,255      34,900
                                       =======     =======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(6)     Capital Stock and Warrants
        --------------------------

        Through June 30, 2000, the Company accreted $11.4 million towards the payment of dividends on the PIK Preferred Stock.

        As of June 30, 2000, 89,000 of the 14% Note warrants to purchase 28,925 shares of the Company's Common Stock at a purchase price of $0.01 per share were exercised and 49,000 warrants to purchase 15,925 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding.

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

(8)     Segment Information
        -------------------

        Due to the pending sale of the "Automotive Businesses", the Company has re-evaluated its basis of segmentation and measurement of segment profit or loss from the December 31, 1999 consolidated financial statements. As a result, the Company is disaggregating and disclosing its operations into three main segments, Custom Assemblies, Passive Components and Precision Stampings. The Custom Assemblies segment primarily designs and assembles custom electronic and fiber-optic cable, wire harness and electromechanical assemblies. The Passive Components segment designs, manufacturers and globally distributes high-speed data connector systems and power transformers. The Precision Stampings segment designs and manufactures precision stampings and wire-formed parts. Second quarter and year-to-date 1999 data have been restated to reflect the new basis of segmentation.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

        Summary financial information by business segment is as follows (in thousands):

                                                 Three Months Ended      Six Months Ended
                                                      June 30,                June 30,
                                                --------------------    --------------------
                                                  2000        1999        2000        1999
                                                --------    --------    --------    --------
Net Sales:
   Custom Assemblies                            $ 46,628      15,294      79,127      30,694
   Passive Components                             25,212      21,790      49,947      44,617
   Precision Stampings                            20,464      18,764      41,595      35,951
                                                --------    --------    --------    --------
     On-going operations                          92,304      55,848     170,669     111,262
   Other                                            --         6,770        --        14,914
                                                --------    --------    --------    --------
     Total net sales                            $ 92,304      62,618     170,669     126,176
                                                ========    ========    ========    ========
Loss from continuing operations
  before income taxes:
   Custom Assemblies                            $  7,503       1,392      11,954       2,522
   Passive Components                              4,210       3,375       8,664       7,523
   Precision Stampings                             2,792       2,371       5,578       4,102
   Unallocated operating amount:
     Corporate operating expenses                 (1,178)     (1,725)     (2,241)     (3,687)
                                                --------    --------    --------    --------
     On-going operations                          13,327       5,413      23,955      10,460
   Other                                            --           214        --           876
                                                --------    --------    --------    --------
     Earnings before interest, taxes
       depreciation and amortization (EBITDA)     13,327       5,627      23,955      11,336
   Depreciation and amortization                  (3,649)     (2,692)     (6,679)     (5,164)
   Unallocated non-operating amounts:
   Significant legal expense                        (343)     (2,445)       (343)     (2,503)
   Severance and write-downs                        (251)     (8,868)       (762)     (9,129)
                                                --------    --------    --------    --------
     Total operating income (loss)                 9,084      (8,378)     16,171      (5,460)
   Interest expense                              (13,354)    (11,998)    (25,758)    (23,246)
   Interest income                                    56         275         153         307
   Other income, net                                 (31)         59        (404)        279
                                                --------    --------    --------    --------
     Loss from continuing operations
       before income taxes                      $ (4,245)    (20,042)     (9,838)    (28,120)
                                                ========    ========    ========    ========
Loss before discontinued operations             $ (4,080)    (14,368)     (8,209)    (19,383)
                                                ========    ========    ========    ========

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

        A summary of identifiable assets by segment follows (in thousands):

                                        As of
                                June 30,    December 31,
                                  2000         1999
                                --------     --------
        Custom Assemblies       $141,266       29,220
        Passive Components        53,362       51,124
        Precision Stampings       52,326       52,233
        Corporate                 32,087       39,946
                                --------     --------
           Total                $279,041      172,523
                                ========     ========

        The significant increase in identifiable assets of Custom Assemblies relates to the acquisition of TAT in February 2000 (see Note 3).

        EBITDA, which is defined as earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items, is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data is included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation.

(9)     Comprehensive Income
        --------------------

        Comprehensive income (loss) was $93,000 and ($5,510,000) for the three months ended June 30, 2000 and 1999, respectively, including other comprehensive income consisting of foreign currency translation losses totaling ($624,000) and ($331,000), respectively. For the six months ended June 30, 2000 and 1999, comprehensive income (loss) was $40,919,000 and ($6,430,000), respectively, which includes other comprehensive income consisting of foreign currency translation losses totaling ($405,000) and ($310,000), respectively.

(10)    Related Party Transactions
        --------------------------

        The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") advisory and retainer fees of $0 and $75,000 year to date June 30, 2000 and $500,000 and $110,000 year to date June 30, 1999. The
        Company had a payable to DLJSC for retainer fees related to investment banking services of $150,000 at June 30, 2000 and 1999. In the first quarter of 1999, the Company received from DLJSC $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(11)    Earnings Per Share
        ------------------

        The components of basic and diluted earnings per share were as follows (in thousands except per share data):

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                         -----------------------------    ----------------------------
                                                              2000            1999            2000           1999
                                                         -------------    ------------    ------------    ------------
        Net income (loss)                                $         717          (5,178)         41,324          (6,132)
        Preferred stock dividends                               (1,710)         (1,477)         (3,359)         (2,899)
                                                         -------------    ------------    ------------    ------------

           Net income (loss) available for common        $        (993)         (6,655)         37,965          (9,031)
                                                         =============    ============    ============    ============

        Average outstanding shares of common stock           1,530,141       1,572,581       1,530,983       1,572,581
        Dilutive effect of stock options                          --              --              --              --
                                                         -------------    ------------    ------------    ------------
           Common stock and common stock equivalents         1,530,141       1,572,581       1,530,983       1,572,581
                                                         =============    ============    ============    ============

        Earnings (loss) per share available to common:

           Loss from continuing operations               $       (3.78)         (10.07)          (7.55)         (14.18)
           Income from discontinued operations                    3.13            5.84           32.35            8.43
                                                         -------------    ------------    ------------    ------------
             Basic                                       $       (0.65)          (4.23)          24.80           (5.75)
                                                         =============    ============    ============    ============

           Loss from continuing operations               $       (3.78)         (10.07)          (7.55)         (14.18)
           Income from discontinued operations                    3.13            5.84           32.35            8.43
                                                         -------------    ------------    ------------    ------------
             Diluted                                     $       (0.65)          (4.23)          24.80           (5.75)
                                                         =============    ============    ============    ============

(12)    Dividend Restrictions
        ---------------------

        The Company is a holding company and its ability to make payments in respect of the 14% Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries. Insilco Corporation and its subsidiaries are parties to the Credit Facility and Insilco Corporation is party to the 12% Note indenture, each of which imposes substantial restrictions on Insilco Corporation's ability to pay dividends or make other distributions to the Company. Any payment of dividends or other distributions will be subject to certain financial conditions set forth in such indenture and is subject to certain prohibitions contained in the Credit Facility. Under the most restrictive covenants, $0.8 million was free of limitations on the payment of dividends or other distributions at June 30, 2000.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000


(13)    Restructuring and Plant Closing Costs
        -------------------------------------

        During the year ended December 31, 1999, the Company reduced its corporate staff and closed its heat exchanger machinery and equipment manufacturing operation (McKenica).

        As of June 30, 2000, the Company had an accrual of $762,000 relating to these restructuring charges, which is included in accrued expenses and other on the balance sheet. A summary of the accrual is as follows (in thousands):

                                                    As of                      As of
                                                 December 31,    Cash         June 30,
                                                     1999       Outlays         2000
                                                    ------       ------        ------
        Restructuring charges:
           Employee separations                     $  663         (439)          224
           Other exit costs                             93          (93)         --
           Remaining noncancellable lease costs        694         (156)          538
                                                    ------       ------        ------
             Restructuring costs                    $1,450         (688)          762
                                                    ======       ======        ======

(14)    Subsequent Event
        ----------------

        On July 20, 2000, the Company entered into a definitive agreement to purchase Rockwall, Texas based Precision Cable Manufacturing, a cable and wire assembly provider to the telecommunications equipment OEMs. The purchase price is $50.0 million plus $5.0 million in sign-on bonuses to key executives. The transaction, which is expected to close in the third quarter, is subject to closing adjustments, closing on a commitment for financing and other customary terms and conditions.

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO HOLDING CO.:

We have reviewed the condensed consolidated balance sheet of Insilco Holding Co. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Columbus, Ohio
July 26, 2000                                                     KPMG LLP

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

Our condensed consolidated results of the three-month and six-month periods ended June 30, 1999 and 2000, include the acquisition and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999 and in Notes 2 and 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The discussion that follows is based on our management's approach to decision making and is consistent with the basis and manner in which they internally disaggregate financial information for the purposes of assisting them in making such decisions. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for summary financial information by business segment.

                       CONSOLIDATED RESULTS OF OPERATIONS

As a result of our agreement to sell the businesses that comprise our automotive segment, we have reported this segment as a discontinued operation and, therefore, the results of this segment are not included in consolidated sales, EBITDA, or operating income. Our consolidated results for 1999 include our Other Segment, which was divested in mid-1999 and consisted of our Romac Metals and McKenica operations.

In the second quarter of 2000, our net sales increased 47% to $92.3 million from $62.6 million recorded in the second quarter of 1999. For the first six months of 2000, net sales of $170.7 million were $44.5 million, or 35% higher than the same period in 1999. Our results reflect strong worldwide OEM demand for our optical and networking equipment assemblies and electronic components and our recently acquired custom assembly business, which accounted for $29.8 million and $44.5 million in new revenues in the second quarter and first six months of 2000, respectively. Partially offsetting these higher sales were the missing revenues from the divested Other Segment, which amounted to $6.8 million and $14.9 million in the second quarter and first six months of 2000, respectively. Revenue by segment in the second quarter and year-to-date, respectively, was as follows:

o Custom Assemblies increased 205% and 158% reflecting our acquisition of TAT on February 11, 2000 and higher domestic sales.

o Passive Components increased 16% and 12% due to strong sales of high-speed data grade connectors and our new MagJack product line, which combines high-speed modular connector technology with discrete magnetic technology.

o Precision Stampings increased 9% and 16%, the year-to-date increase includes approximately $2.3 million of new revenues from our acquisition of EFI on January 25, 1999.

For the current quarter, our EBITDA increased 138% to $13.3 million, compared to $5.6 million recorded in the second quarter of 1999. For the first six months of 2000, EBITDA of $24.0 million was $12.6 million, or 111% higher than the same period in 1999. A favorable sales mix for higher-margin data grade connector products, improved margins on precision stampings, the contribution from our recent acquisition, and lower corporate expenses all contributed to the strong EBITDA performance. Partially offsetting these gains was the missing EBITDA from the divested Other Segment, which amounted to $0.2 million and $0.9 million in the second quarter and first six months of 2000, respectively. EBITDA by segment in the second quarter and year-to-date, respectively, was as follows:

o Custom Assemblies increased $6.1 million and $9.4 million reflecting the contribution of our recent acquisition and incremental earnings on higher domestic sales. EBITDA margins for the quarter and year-to-date improved to 16.1% from 9.1% and to 15.1% from 8.2%, respectively.

o Passive Components increased $0.8 million and $1.2 million due to strong sales of high-speed data grade connectors and strong market fundamentals in the electronic component industry. EBITDA margins for the quarter and year-to-date improved to 16.7% from 15.5% and to 17.4% from 16.9%, respectively.

o Precision Stampings increased $0.4 million and $1.5 million, reflecting the incremental earnings on higher sales and cost reduction initiatives. In addition, the year-to-date increase includes approximately $0.2 million from our acquisition of EFI. EBITDA margins for the quarter and year-to-date improved to 13.6% from 12.6% and to 13.4% from 11.4%, respectively.

Operating income for second quarter of 2000 increased to $9.1 million, or $17.5 million, from a loss of $8.4 million recorded in the second quarter of 1999. For the first six months of 2000, operating income increased to $16.2 million, or $21.7 million, from a loss of $5.5 million recorded in the same period in 1999. These increases are due primarily to the increase in EBITDA, lower legal, severance and write-down expenses as we substantially completed our initiatives to restructure, reorganize and close certain businesses, operations, and functions of the corporate office. Depreciation and amortization expenses increased in the second quarter of 2000 and in the first six months of 2000 as a result of our recent acquisition.

Our loss from continuing operations before income taxes improved $15.8 million to a loss of $4.2 million in the second quarter of 2000 from a loss of $20.0 million recorded in the second quarter of 1999. For the first six months of 2000, the loss from continuing operations before income taxes was $9.8 million compared to a loss of $28.1 million for the same period in 1999. The improvements during these periods reflect the higher operating income which was partially offset by an increase in interest expense. For the current quarter, our interest expense was $13.4 million compared to $12.0 million recorded in the second quarter of 1999. For the first six months of 2000, interest expense was $25.8 million compared to $23.2 million for the same period in 1999. Increased interest expense reflects higher short-term borrowing rates and borrowings to finance our acquisition activities.

In the second quarter of 2000 we recorded an income tax benefit of $0.2 million as opposed to an income tax benefit of $5.7 million in the second quarter of 1999. For the first six months of 2000, we recorded an income tax benefit of $1.6 million compared to a benefit of $8.7 million for the same period in 1999. These increases reflect differences in the tax deductibility of certain expenses, and the improved earnings performance.

On July 20, 2000, we signed a definitive agreement to sell to our majority shareholders the assets of our automotive segment for proceeds of $147 million, subject to closing adjustments, closing on a commitment for financing, and other customary terms and conditions. On February 11, 2000, we sold our Specialty Publishing segment for $93.5 million. As a result of these transactions, we recorded income from discontinued operations of $4.8 million for the second quarter of 2000 and $9.2 million for the second quarter of 1999. We recorded income from discontinued operations of $49.5 million and $13.3 million for the first six months of 2000 and for the same period in 1999, respectively.

After accounting for discontinued operations, net loss was $1.0 million for the current quarter compared to a net loss of $6.7 million recorded in the second quarter of 1999. For the first six months of 2000, net income was $38.0 million compared to a net loss of $9.0 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were a source of $5.4 million for the six-month period ended June 30, 2000 as compared to a source of $7.2 million for the same period in 1999. The decline in net cash provided by operating activities reflects increases in working capital accounts. Accounts receivable balance increased $4.1 million over 1999 levels as a result of higher sales. Inventory balances increased $8.1 million over 1999 levels to support projected sales increases. Through the first six months of 2000, we paid $7.2 million in interest on our 12% Senior Subordinated Notes due 2007.

Capital expenditures for the first six months of 2000 were $0.1 million less than the comparable period of 1999 ($3.4 million versus $3.5 million). Capital spending allocations during the current period by segment were 26% to Custom Assemblies, 34% to Passive Components, and 40% to Precision Stampings. On February 11, 2000, we sold our Specialty Publishing business for $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments, were used to reduce borrowings under our revolving and term credit facilities. These proceeds were used to reduce our Term Loan Facility. We also plan to use the proceeds from the sale of our automotive segment, which is expected to close before the end of the third quarter, to reduce bank debt and to gain financial flexibility to execute our acquisition strategies.

On February 16, 2000, we amended certain terms of our Bank Credit Agreement to, among other things (1) permit us to consummate the TAT acquisition, (2) provide TAT to assume up to $90.0 million in aggregate principal amount of the Term Loans, (3) release our direct obligations in respect of such assumed portion of the Term Loans and (4) increase the interest rates applicable to the loans in certain circumstances. On February 17, 2000, we purchased TAT Technology for $91.2 million, using $90.0 million of borrowings from our Term Loan Facility and $1.2 million from our Revolving Credit Facility. On April 5, 2000, we paid $10.9 million in post closing adjustments to the previous owners of TAT out of cash acquired in the acquisition and borrowings under our revolving credit facility.

On July 20, 2000, we signed a definitive agreement to acquire Precision Cable Manufacturing, a Rockwall, Texas based provider of custom cable and wire assemblies to telecommunications equipment OEMs for $50.0 million, plus $5.0 million in sign-on bonuses to key executives. The transaction, which we expect to close in the third quarter, is subject to closing adjustments, closing on a commitment for financing, and other customary terms and conditions.

We expect our principal sources of liquidity to be from our operating activities and funding from our senior credit facilities. We expect that these sources will enable us to meet our cash requirements for working capital, capital expenditures, interest, taxes, and debt repayments and to execute our acquisition strategies for the foreseeable future.

As of June 30, 2000, our stockholders' deficit totaled $202.3 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of June 30, 2000, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the second quarter of 2000, we had $227.2 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.3 million. As of June 2000, we had no interest rate derivative instruments in place for managing interest rate risks.

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

ITEM 1.   LEGAL PROCEEDINGS
          -----------------
          (None)

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          (None)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          (None)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------

          The Company held its Annual Meeting of Shareholders on May 18, 2000 for the purpose of electing six directors to serve one-year terms expiring in 2001. The number of votes cast for or against each director nominee is as follows:

                                       Votes For          Votes Withheld
                                   -----------------    ------------------
          Randall E. Curran            1,379,287                 30
          John F. Fort III             1,377,127              2,190
          William F. Dawson, Jr.       1,379,242                 75
          David Y. Howe                1,379,285                 32
          Thompson Dean                1,379,285                 32
          David A. Kauer               1,379,287                 30

ITEM 5.   OTHER INFORMATION
          -----------------
          (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)   Exhibits

           27 - Financial Data Schedule

     (b)   Reports on Form 8-K

           A report, dated May 4, 2000, on Form 8-K was filed with the SEC on May 8, 2000, pursuant to Items 5 and 7 of that form.

           A report, dated July 20, 2000 on Form 8-K was filed with the SEC on July 26, 2000, pursuant to Items 5 and 7 of that form.

           A report, dated July 28, 2000 on Form 8-K was filed with the SEC on July 31, 2000, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   INSILCO HOLDING CO


Date:   August 11, 2000                      By:   /s/ MICHAEL R. ELIA
                                                   ----------------------------
                                                   Michael R. Elia
                                                   Senior Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary