Form 10-Q
period 2000-09-30
INSILCO HOLDING CO
filed 2000-11-14
CIK 1068049

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 2000, 1,480,849 shares of common stock, $.001 par value, were outstanding.

================================================================================

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.    Financial Statements (unaudited)                                  4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        17

Item 3.    Quantitative and Qualitative Disclosure About Market Risk        20

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                21

Item 2.    Changes in Securities and Use of Proceeds                        21

Item 3.    Defaults upon Senior Securities                                  21

Item 4.    Submission of Matters to a Vote of Securities Holders            21

Item 5.    Other Information                                                21

Item 6.    Exhibits and Reports on Form 8-K                                 21

                      INSILCO HOLDING CO. AND SUBSIDIARIES





                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
            --------------------------------

                                                                           Page
                                                                           ----

            Condensed Consolidated Balance Sheets at September 30, 2000      4
            and December 31, 1999

            Condensed Consolidated Statements of Operations for the three    5
            months and nine months ended September 30, 2000 and 1999

            Condensed Consolidated Statements of Cash Flows for the          6
            nine months ended September 30, 2000 and 1999

            Notes to the Condensed Consolidated Financial Statements         7

            Independent Auditors' Review Report                             16

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                               (In thousands)

                                                                                                          As of
                                                                                            ---------------------------------
                                                                                            September 30,        December 31,
                                                                                                 2000                1999
                                                                                              ---------           ---------
                                   Assets                                                    (Unaudited)           (Note 1)
                                   ------
Current assets:
  Cash and cash equivalents                                                                   $  17,557               6,454
  Trade receivables, net                                                                         75,279              39,347
  Other receivables                                                                               1,106                 861
  Inventories, net                                                                               59,859              34,900
  Deferred taxes                                                                                  9,572               9,603
  Net asssets of discontinued operations                                                           --               107,638
  Prepaid expenses and other current assets                                                       7,600               2,066
                                                                                              ---------           ---------
    Total current assets                                                                        170,973             200,869

Property, plant and equipment, net                                                               55,858              49,555
Deferred taxes                                                                                     --                 7,271
Goodwill, net                                                                                   126,004               5,688
Other assets and deferred charges                                                                17,900              16,778
                                                                                              ---------           ---------
    Total assets                                                                              $ 370,735             280,161
                                                                                              =========           =========
                    Liabilities and Stockholder's Deficit
                    -------------------------------------
Current liabilities:
  Current portion of long-term debt                                                           $   4,876               1,266
  Accounts payable                                                                               40,618              20,164
  Accrued expenses                                                                               33,008              16,578
  Income taxes payable                                                                           27,368               2,856
  Other current liabilities                                                                       4,960               7,500
                                                                                              ---------           ---------
    Total current liabilities                                                                   110,830              48,364

Long-term debt, excluding current portion                                                       367,254             400,594
Other long-term obligations, excluding current portion                                           33,562              30,956
Minority interest                                                                                  --                   100
15% Preferred stock; 3,000,000 shares authorized; 1,497,890 shares and
  1,400,000 shares issued and outstanding at September 30, 2000 and
  December 31, 1999, respectively                                                                45,247              40,113
Stockholders' deficit:
  Common stock, $.001 par value; 15,000,000 shares authorized;
    1,480,849 shares issued and outstanding at September 30, 2000, and
    1,472,487 shares issued and 1,455,335 outstanding at December 31, 1999                            1                   1
  Treasury stock, at cost                                                                          --                  (480)
  Additional paid-in capital                                                                     61,509              62,914
  Accumulated deficit                                                                          (243,790)           (299,178)
  Accumulated other comprehensive loss                                                           (3,878)             (3,223)
Contingencies (See Note 7)
                                                                                              ---------           ---------
  Total liabilities and stockholder's deficit                                                 $ 370,735             280,161
                                                                                              =========           =========
See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                           Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                         ----------------------      ----------------------
                                                           2000          1999          2000          1999
                                                         --------      --------      --------      --------
Sales                                                    $ 99,510        62,054       270,179       188,230
Cost of products sold                                      70,503        46,796       194,367       145,093
Depreciation and amortization                               3,707         2,541        10,386         7,705
Selling, general and administrative expenses               13,723         8,358        37,678        31,131
Restructuring charge                                         --             535          --           5,937
                                                         --------      --------      --------      --------
   Operating income (loss)                                 11,577         3,824        27,748        (1,636)
                                                         --------      --------      --------      --------
Other income (expense):
   Interest expense                                       (12,807)      (11,928)      (38,565)      (35,174)
   Interest income                                             14            48           167           355
   Other, net                                                  25         9,937          (327)       10,230
                                                         --------      --------      --------      --------
    Total other expense                                   (12,768)       (1,943)      (38,725)      (24,589)
                                                         --------      --------      --------      --------
   Income (loss) before income taxes, extraordianary
   item and discontinued operations                        (1,191)        1,881       (10,977)      (26,225)

Income tax benefit                                          3,855         2,220         1,293        10,953
                                                         --------      --------      --------      --------
   Income (loss) before extraordinary item and
     discontinued operations                                2,664         4,101        (9,684)      (15,272)

Extraordinary item, net of tax                             (2,924)         --          (2,924)         --
                                                         --------      --------      --------      --------
   Income (loss) before discontinued operations              (260)        4,101       (12,608)      (15,272)
Discontinued operations, net of tax:
    Income (loss) from operations                          (4,021)        3,729         6,202        16,985
     Gain on sale                                          23,479          --          66,928          --
                                                         --------      --------      --------      --------
      Income from discontinued operations                  19,458         3,729        73,130        16,985
                                                         --------      --------      --------      --------
Net income                                                 19,198         7,830        60,522         1,713

Preferred stock dividend                                   (1,775)       (1,532)       (5,134)       (4,431)

   Net income (loss) available to common                 $ 17,423         6,298        55,388        (2,718)
                                                         ========      ========      ========      ========
Basic earnings (loss) available per common share:
   Income (loss) from continuing operations              $   0.59          1.66         (9.73)       (12.58)
   Loss from extraordinary item                             (1.94)         --           (1.92)         --
   Discontinued operations                                  12.91          2.40         48.02         10.85
                                                         --------      --------      --------      --------
   Basic net income (loss)                               $  11.56          4.06         36.37         (1.73)
                                                         ========      ========      ========      ========
Diluted earnings (loss) available per common share:
   Income (loss) from continuing operations              $   0.56          1.66         (9.73)       (12.58)
   Loss from extraordinary item                             (1.83)         --           (1.92)         --
   Discontinued operations                                  12.21          2.40         48.02         10.85
                                                         --------      --------      --------      --------
   Diluted net income (loss)                             $  10.94          4.06         36.37         (1.73)
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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (In thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                    2000                1999
                                                                                 ---------           ---------
Cash flows from operating activities:
   Net income                                                                    $  60,522               1,713
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Net income from discontinued operations                                        (6,203)            (26,428)
     Depreciation and amortization                                                  10,386               7,705
     Deferred taxes                                                                 (2,478)             (2,708)
     Other noncash charges and credits                                              15,479              12,067
     Gain on sale of Romac and McKenica equipment                                     --                (9,576)
     Change in operating assets and liabilities:
       Receivables                                                                  (7,626)             (5,731)
       Inventories                                                                 (10,220)              1,512
       Prepaids                                                                     (5,129)                452
       Payables                                                                      5,989               3,779
       Other current liabilities and other                                         (13,305)             (4,660)
     Discontinued operations:
       Gain on sale                                                                (66,928)               --
       Depreciation                                                                  6,950               9,802
       Changes in discontinued operations                                           11,637             (11,436)
                                                                                 ---------           ---------
         Net cash provided by (used in) operating activities                          (926)            (23,509)
                                                                                 ---------           ---------
   Cash flows from investing activities:
     Proceeds from disposal of businesses and other investing activites                319              18,116
     Capital expenditures                                                           (6,074)             (5,147)
     Acquisitions, net of cash acquired                                           (156,193)            (25,340)
     Discontinued operations:
       Proceeds from sale                                                          217,343                --
       Capital expenditures                                                         (5,341)             (5,587)
                                                                                 ---------           ---------
         Net cash provided by (used in) investing activities                        50,054             (17,958)
                                                                                 ---------           ---------
   Cash flows from financing activities:
     Proceeds from (payments of) long-term debt                                     39,918              (4,639)
     Return of equity units to management                                             (925)             (2,300)
     Proceeds from (payments on) revolving credit facility                         (77,027)             52,343
     Return of excess funds deposited for retirement of 10 1/4% bonds                 --                 2,032
     Proceeds from sale of minority interest                                          --                   100
     Payment of prepetition liabilities                                               --                (1,086)
     Retirement of 10 1/4% bonds                                                      --                (1,526)
                                                                                 ---------           ---------
         Net cash provided by (used in) financing activities                       (38,034)             44,924
                                                                                 ---------           ---------
Effect of exchange rate changes on cash                                                  9                  10
                                                                                 ---------           ---------
         Net increase in cash and cash equivalents                                  11,103               3,467
Cash and cash equivalents at beginning of period                                     6,454               7,610
                                                                                 ---------           ---------
Cash and cash equivalents at end of period                                       $  17,557              11,077
                                                                                 =========           =========
Interest paid                                                                    $  31,015              27,705
                                                                                 =========           =========
Income taxes paid                                                                $   2,629                 776
                                                                                 =========           =========
See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

(1)    Basis of Presentation
       ---------------------

       On August 25, 2000, in conjunction with the completion of several transactions, Insilco Holding Co. changed the name of its wholly-owned subsidiary, Insilco Corporation, to Insilco Technologies, Inc. ("Insilco Technologies") to reflect the telecommunications and electronics nature of its business.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

(2)    Discontinued Operations
       -----------------------

       On August 25, 2000, the Company sold its "Automotive Businesses" to ThermaSys Holding Company, ThermaSys Corporation, a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., for net proceeds of $144.5 million. The gain on the sale was $23.5 million, net of taxes of $13.9 million. The "Automotive Businesses" manufacture, sell and distribute tubing and heat exchanger products and transmission and suspension components through General Thermodynamics and Thermal Components, both divisions of Insilco Technologies, and the following wholly-owned subsidiaries of Insilco
       Technologies: Steel Parts Corporation, Arup Alu-Rohr und Profil GmbH, Thermal Transfer Products, Ltd., Great Lake, Inc., Thermal Components Division, Inc., and Thermal Components, Inc., as well as Insilco Technologies' 51% ownership in Dalian General Thermodynamics Incorporated, Ltd. As a result of this sale, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation. Proceeds from the sale were used to reduce Insilco Technologies' bank debt.

       On February 11, 2000, the Company, through its wholly owned subsidiary Insilco Technologies, sold its "Specialty Publishing Business", Taylor Publishing Company to TP Acquisition Corp, a wholly owned subsidiary of Castle Harlan Partners III, L.P., for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working adjustments were used to reduce borrowings under Insilco Technologies' Term Credit Facility. The gain on the sale was $43.4 million, net of taxes of $23.2 million. The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Specialty Publishing Business" as a discontinued operation.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

(3)    Acquisitions
       ------------

       On August 25, 2000, the Company, through its wholly owned subsidiary Insilco Technologies, purchased Precision Cable Manufacturing (Precision) for a gross purchase price of $55.5 million, including estimated working capital adjustments. The purchase price, net of cash acquired, and including estimated costs incurred directly related to the transaction and estimated working capital adjustments, was $55.6 million. Precision is a Rockwall, Texas-based cable and wire assembly provider primarily to the telecommunications industry. The purchase price was financed with borrowings under the Company's amended credit facility. The purchase has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Precision have been included in the Company's consolidated financial statements from August 25, 2000. The preliminary excess of the purchase price over net identifiable assets acquired is $39.9 million, which is being amortized on a straight-line basis over 20 years. The Company expects any adjustments to the excess to be resolved within one year of the purchase. This acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

       On February 17, 2000, the Company, through its wholly-owned subsidiary Insilco Technologies and through two newly created wholly-owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc. purchased 9011-7243 Quebec Inc. The surviving entity, TAT Technologies, is a wholly-owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The entire purchase price was financed with borrowings under Insilco Technologies' Term Credit Facility.

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

       On January 25, 1999, the Company, through its wholly-owned subsidiary Insilco Technologies, purchased the stock of Eyelets for Industry, Inc. and EFI Metal Forming, Inc. (collectively referred to as "EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under Insilco Technologies' revolving credit facility. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the net identifiable assets acquired of $4.4 million includes costs for employee terminations, excess compensation, facility closure and related costs of $0.4 million and has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In addition, the Company also entered into a Sales Participation Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill.

       As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and nine

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

       months ended September 30, 2000 and 1999, which assume the transactions occurred at the beginning of the period are as follows (in thousands, except per share data):

                                                 September 30,             September 30,
                                             ---------------------     ----------------------
                                               2000         1999         2000          1999
                                             --------     --------     --------      --------
       Net Sales                             $110,753       81,306      315,630       249,639

       Income (loss) available to common     $  3,139          738       (9,169)      (25,553)

       Diluted income (loss) per share
         available to common                 $   1.97         0.48        (6.02)       (16.32)

(4)    Divestitures
       ------------

       On August 20, 1999, the Company, through its wholly owned subsidiary Insilco Technologies, sold the assets of its welded stainless steel tubing business (Romac) for $16.5 million, which resulted in a gain of $9.2 million.

       On July 16, 1999, the Company, through its wholly-owned subsidiary Insilco Technologies, sold certain assets and intellectual property relating to its heat exchanger machinery and equipment business (McKenica) for $1.7 million, which resulted in a gain of $0.4 million.

       These gains were included in other income on the statement of operations in the period they occurred. The proceeds from the sales were used to reduce Insilco Technologies' Term Facility by $3.7 million and the balance was used to reduce Insilco Technologies' Revolving Facility.

(5)    Inventories
       -----------

       Inventories consisted of the following (in thousands):

                                                      As of
                                         September 30,     December 31,
                                             2000             1999
                                           -------          -------
       Raw materials and supplies          $35,453           17,042
       Work-in-process                      10,944            6,382
       Finished goods                       13,462           11,476
                                           -------          -------

          Total inventories                $59,859           34,900
                                           =======          =======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

(6)    Capital Stock and Warrants
       --------------------------

       Through September 30, 2000, the Company accreted $13.2 million towards the payment of dividends on the PIK Preferred Stock.

       At September 30, 2000, 49,000 warrants to purchase 15,925 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding.

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

(8)    Long-term Debt
       --------------

       On August 25, 2000, the Company amended and restated its Bank Credit Agreement ("Bank Credit Agreement"). The Bank Credit Agreement provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term Facility"). The Company also has the option to increase the Credit Facilities by an additional $25.0 million. As of September 30, 2000, the Company had outstanding $0.0 million under the Revolving Facility, $35.0 million under the Term A Facility and $125.0 million under the Term B Facility.

       As a result of these actions, the Company recorded an extraordinary charge of $4.8 million (net of a tax benefit of $1.9 million) related to the write-off of unamortized debt issuance costs associated with its 1998 Bank Credit Agreement.

       The Revolving Facility provides for a $35.0 million sublimit for issuance of letters of credit and up to a $15.0 million sublimit for Canadian Dollar borrowings and up to a $15.0 million sublimit for Euro Dollar borrowings. The Revolving Facility matures on the sixth anniversary of the agreement. There are no mandatory prepayments.

       The Term A Facility is subject to mandatory quarterly prepayments in each of its six years, beginning with December 2000, as follows: $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility is subject to mandatory quarterly prepayments of $312,500 for the first six years and quarterly payments of $29.4 million in the seventh year.

       Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or Bank One's Base Rate, plus an applicable margin. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At September 30, 2000, the applicable margin for the Term A Facility and the Revolving Facility was LIBOR plus 3.25%. At

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

       September 30, 2000, the applicable margin for the Term B Facility was LIBOR plus 3.75%. The unused commitment fee at September 30, 2000 was 0.5%. The applicable margins and unused commitment fee are determined by the Company's leverage ratio.

       The Company was in compliance with the covenants of its Credit Facilities as of September 30, 2000.

       The combined aggregate amount of maturities for all long-term borrowings for each of the next five years is as follows (in thousands):

                               2001       2002       2003       2004       2005
                               ----       ----       ----       ----       ----
       Term A Facility        $3,500      3,500      5,250      7,000      7,000
       Term B Facility         1,250      1,250      1,250      1,250      1,250
       Revolving Facility       --         --         --         --         --
       Miscellaneous             126        126         38         17         17
                              ------     ------     ------     ------     ------
                              $4,876      4,876      6,538      8,267      8,267
                              ======     ======     ======     ======     ======

(9)    Segment Information
       -------------------

       Due to the sale of the "Automotive Businesses", the Company has re-evaluated its basis of segmentation and measurement of segment profit or loss from the December 31, 1999 consolidated financial statements. As a result, the Company is disaggregating and disclosing its operations into three main segments, Custom Assemblies, Passive Components and Precision Stampings. The Custom Assemblies segment primarily designs and assembles custom electronic and fiber-optic cable, wire harness and electromechanical assemblies. The Passive Components segment designs, manufacturers and globally distributes high-speed data connector systems and power transformers. The Precision Stampings segment designs and manufactures precision stampings and wire-formed parts. Third quarter and year-to-date 1999 data have been restated to reflect the new basis of segmentation.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

       Summary financial information by business segment is as follows (in thousands):

                                                           Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                           2000          1999          2000          1999
                                                         --------      --------      --------       -------
       Net Sales:
          Custom Assemblies                              $ 52,566        17,915       131,693        48,609
          Passive Components                               28,191        21,493        78,138        66,110
          Precision Stampings                              18,753        19,493        60,348        55,444
                                                         --------      --------      --------       -------
            On-going operations                            99,510        58,901       270,179       170,163
          Other                                              --           3,153          --          18,067
                                                         --------      --------      --------       -------
            Total net sales                              $ 99,510        62,054       270,179       188,230
                                                         ========      ========      ========       =======
       Income (loss) from continuing operations
         before income taxes:
          Custom Assemblies                              $  8,964         1,797        20,918         4,319
          Passive Components                                4,738         3,578        13,402        11,101
          Precision Stampings                               2,752         2,765         8,330         6,867
          Unallocated operating amount:
            Corporate operating expenses                   (1,082)       (1,212)       (3,323)       (4,899)
                                                         --------      --------      --------       -------
            On-going operations                            15,372         6,928        39,327        17,388
          Other                                              --             203          --           1,079
                                                         --------      --------      --------       -------
            Earnings before interest, taxes
              depreciation and amortization (EBITDA)       15,372         7,131        39,327        18,467
          Depreciation and amortization                    (3,707)       (2,541)      (10,386)       (7,705)
          Unallocated non-operating amounts:
            Significant legal expense                         (88)         --            (431)       (2,503)
            Severance and write-downs                        --            (766)         (762)       (9,895)
                                                         --------      --------      --------       -------
              Total operating income (loss)                11,577         3,824        27,748        (1,636)
          Interest expense                                (12,807)      (11,928)      (38,565)      (35,174)
          Interest income                                      14            48           167           355
          Other income, net                                    25         9,937          (327)       10,230
                                                         --------      --------      --------       -------
            Income (loss) from continuing
              operations before income taxes             $ (1,191)        1,881       (10,977)      (26,225)
                                                         ========      ========      ========       =======
       Income (loss) before extraordinary item
         and discontinued operations                     $  2,664         4,101        (9,684)      (15,272)
                                                         ========      ========      ========       =======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000


        A summary of identifiable assets by segment follows (in thousands):

                                               As of
                                  September 30,     December 31,
                                      2000              1999
                                    --------          --------
       Custom Assemblies            $221,783            29,220
       Passive Components             54,518            51,124
       Precision Stampings            52,849            52,233
       Corporate                      41,585            39,946
                                    --------          --------
          Total                     $370,735           172,523
                                    ========          ========

       The significant increase in identifiable assets of Custom Assemblies relates to the acquisition of TAT in February 2000 and Precision Cable in August 2000 (see Note 3).

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

(10)   Comprehensive Income
       --------------------

       Comprehensive income was $18,949,000 and $8,139,000 for the three months ended September 30, 2000 and 1999, respectively, including other comprehensive income consisting of foreign currency translation income
       (loss) totaling ($249,000) and $308,000, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive income was $59,867,000 and $1,709,000, respectively, which includes other comprehensive income consisting of foreign currency translation losses totaling ($655,000) and ($3,000), respectively.

(11)   Related Party Transactions
       --------------------------

       The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") advisory and retainer fees of $104,000 and $75,000 year to date September 30, 2000 and $500,000 and $110,000 year to date September 30, 1999. The Company had a payable to DLJSC for retainer fees related to investment banking services of $225,000 at September 30, 2000 and 1999. In the first quarter of 1999, the Company received from DLJSC $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

(12)   Earnings Per Share
       ------------------

       The components of basic and diluted earnings per share were as follows (in thousands except per share data):

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                              ------------------------       -------------------------
                                                                 2000           1999            2000            1999
                                                              ---------      ---------       ---------       ---------
Net income                                                    $  19,198          7,830          60,522           1,713
Preferred stock dividends                                        (1,775)        (1,532)         (5,134)         (4,431)
                                                              ---------      ---------       ---------       ---------
   Net income (loss) available for common                     $  17,423          6,298          55,388          (2,718)
                                                              =========      =========       =========       =========
Average outstanding shares of common stock                    1,507,437      1,552,342       1,523,106       1,565,761
Dilutive effect of stock options and warrants                    85,859              -               -               -
                                                              ---------      ---------       ---------       ---------
   Common stock and common stock equivalents                  1,593,296      1,552,342       1,523,106       1,565,761
                                                              =========      =========       =========       =========
Earnings (loss) per share available to common:

   Income (loss) from continuing operations                   $    0.59           1.66           (9.73)         (12.58)
   Loss from extraordinary items                                  (1.94)             -           (1.92)              -
   Income from discontinued operations                            12.91           2.40           48.02           10.85
                                                              ---------      ---------       ---------       ---------
     Basic                                                    $   11.56           4.06           36.37           (1.73)
                                                              =========      =========       =========       =========
   Income (loss) from continuing operations                   $    0.56           1.66           (9.73)         (12.58)
   Loss from extraordinary item                                   (1.83)             -           (1.92)              -
   Income from discontinued operations                            12.21           2.40           48.02           10.85
                                                              ---------      ---------       ---------       ---------
     Diluted                                                  $   10.94           4.06           36.37           (1.73)
                                                              =========      =========       =========       =========

(13)   Dividend Restrictions
       ---------------------

       The Company is a holding company and its ability to make payments in respect of the 14% Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries. Insilco Technologies and its subsidiaries are parties to the Credit Facility and Insilco Technologies is party to the 12% Note indenture, each of which imposes substantial restrictions on Insilco Technologies' ability to pay dividends or make other distributions to the Company. Any payment of dividends or other distributions will be subject to certain financial conditions set forth in such indenture and is subject to certain prohibitions contained in the Credit Facility. Under the most restrictive covenants, $0.8 million was free of limitations on the payment of dividends or other distributions at September 30, 2000.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

(14)   Restructuring and Plant Closing Costs
       -------------------------------------

       During the year ended December 31, 1999, the Company reduced its corporate staff and closed its heat exchanger machinery and equipment manufacturing operation (McKenica).

       As of September 30, 2000, the Company had an accrual of $420,000 relating to these restructuring charges, which is included in accrued expenses and other on the balance sheet. A summary of the accrual is as follows (in thousands):

                                                   As of                  As of
                                                December 31,   Cash    September 30,
                                                    1999      Outlays      2000
                                                   ------     ------      ------
       Restructuring charges:
          Employee separations                     $  699       (534)        165
          Other exit costs                            309       (104)        205
          Remaining noncancellable lease costs        442       (392)         50
                                                   ------     ------      ------
            Restructuring costs                    $1,450     (1,030)        420
                                                   ======     ======      ======

                       INDEPENDENT AUDITORS' REVIEW REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO HOLDING CO.:

We have reviewed the condensed consolidated balance sheet of Insilco Holding Co. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Insilco Holding Co. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Columbus, Ohio

November 3, 2000                                                  KPMG LLP

                          Part I. Financial Information
                          -----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

Our condensed consolidated results of the three month and nine month periods ended September 30, 1999 and 2000, include the acquisition and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999 and in Notes 2 and 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The discussion that follows is based on our management's approach to decision making and is consistent with the basis and manner in which they internally disaggregate financial information for the purposes of assisting them in making such decisions. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for summary financial information by business segment.

                       CONSOLIDATED RESULTS OF OPERATIONS
                       ----------------------------------

As a result of their respective sales, we have reported our specialty publishing and automotive segments as discontinued operations and therefore the results of these segments are not included in consolidated sales, EBITDA, or operating income. Our consolidated results for 1999 do include the results of an Other Segment, which consisted of two business units, Romac Metals and McKenica that were divested in mid-1999.

In the third quarter of 2000, our consolidated net sales increased 60% to $99.5 million from $62.1 million recorded in the third quarter of 1999. For the first nine months of 2000, consolidated net sales of $270.2 million were $82.0 million, or 44% higher than the same period in 1999. Excluding sales from the divested Other Segment, which amounted to $3.2 million and $18.1 million in the third quarter and first nine months of 1999, respectively, consolidated net sales increased $40.6 million in the third quarter and $100.1 million in the first nine months of 2000 as compared to the same periods in 1999. The improved sales results reflect strong worldwide demand from optical and networking equipment manufacturers for custom assemblies and electronic components and our current year acquisitions of two custom assembly businesses, which accounted for $37.4 million and $82.0 million in new revenues in the third quarter and first nine months of 2000, respectively. Revenue by segment in the third quarter and year-to-date, respectively, was as follows:

o Custom Assemblies increased 193% and 171% reflecting new revenues from our acquisition of TAT on February 11, 2000 and of Precision Cable Manufacturing on August 25, 2000, as well as higher domestic sales.

o Passive Components increased 31% and 18% due to strong sales of high-speed data grade connectors and our new MagJack product line, which combines high-speed modular connector technology with discrete magnetic technology.

o Precision Stampings decreased 4% and increased 9%, the year-to-date increase includes approximately $2.3 million of new revenues from our acquisition of EFI on January 25, 1999.

For the current quarter, our EBITDA increased 115% to $15.4 million, compared to $7.1 million recorded in the third quarter of 1999. For the first nine months of 2000, EBITDA of $39.3 million was $20.9 million, or 113% higher than the same period in 1999. A favorable sales mix for higher-margin data grade connector products, improved margins on precision stampings, contributions from our current year acquisitions, and lower corporate expenses all contributed to the strong EBITDA performance. Partially offsetting these gains was the missing EBITDA from the divested Other Segment, which amounted to $0.2 million and $1.1 million in the third quarter and first nine months of 1999, respectively. EBITDA by segment in the third quarter and year-to-date, respectively, was as follows:

o Custom Assemblies increased $7.2 million and $16.6 million reflecting contributions of our recent acquisitions and incremental earnings on higher domestic sales. EBITDA margins for the quarter and year-to-date improved to 17.1% from 10.0% and to 15.9% from 8.9%, respectively.

o Passive Components increased $1.2 million and $2.3 million due to strong sales of high-speed data grade connectors and strong market fundamentals in the electronic component industry. EBITDA margins for the quarter and year-to-date increased slightly to 16.8% from 16.6% and to 17.2% from 16.8%, respectively.

o Precision Stampings had little change in EBITDA from that of the third quarter 1999. Year to date EBITDA increased $1.5 million, reflecting the incremental earnings on higher sales and cost reduction initiatives. In addition, the year-to-date increase includes approximately $0.2 million from our acquisition of EFI. EBITDA margins for the quarter and year-to-date improved to 14.7% from 14.2% and to 13.8% from 12.4%, respectively.

Operating income for the third quarter of 2000 increased $11.6 million, from $3.9 million recorded in the third quarter of 1999. For the first nine months of 2000, operating income increased to $27.7 million, from a loss of $1.6 million recorded in the same period in 1999. These increases are due to the increase in EBITDA and lower legal, severance and write-down expenses as we have completed our initiatives to restructure the corporate office and close certain businesses. Depreciation and amortization expenses increased in the third quarter of 2000 and in the first nine months of 2000 as a result of our recent acquisitions.

Our income from continuing operations before income taxes decreased $3.1 million to a loss of $1.2 million in the third quarter of 2000 from $1.9 million recorded in the third quarter of 1999. The decrease can be attributable to the one-time gain realized on the sale of Romac Metals, which accounted for $9.9 million in other income for the third quarter 1999. For the first nine months of 2000, the loss from continuing operations before income taxes was $11.0 million compared to a loss of $26.2 million for the same period in 1999. The improvement during this period reflects the higher operating income, and the lack of the large restructuring charges incurred in 1999. Income from continuing operations was also impacted by increases in interest expense reflecting higher short-term borrowing rates and borrowings to finance our acquisition activities. For the current quarter, our interest expense was $12.8 million compared to $11.9 million recorded in the third quarter of 1999. For the first nine months of 2000, interest expense was $38.6 million compared to $35.2 million for the same period in 1999.

In the third quarter of 2000, we recorded an income tax benefit of $3.9 million as compared to an income tax benefit of $2.2 million in the third quarter of 1999. For the first nine months of 2000, we recorded an income tax benefit of $1.3 million compared to a benefit of $11.0 million for the same period in 1999. These increases reflect differences in the tax deductibility of certain expenses, and the improved earnings performance.

We incurred a $2.9 million extraordinary item relating to the write-off of unamortized 1998 debt issuance costs as a result of restructuring our Bank Credit Facility. See "Liquidity and Capital Resources" in this section.

On August 25, 2000, we sold a combination of stock and assets of our "Automotive Businesses" for net proceeds of $144.5 million. On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. As a result of these transactions, we recorded income from discontinued operations of $19.5 million for the third quarter of 2000 and $3.7 million for the third quarter of 1999. We recorded income from discontinued operations of $73.1 million and $17.0 million for the first nine months of 2000 and for the same period in 1999, respectively.

After accounting for the extraordinary item and discontinued operations, net income was $19.2 million for the current quarter compared to $7.8 million recorded in the third quarter of 1999. For the first nine months of 2000, net income was $60.5 million compared to a net income of $1.7 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were a use of $0.9 million for the nine-month period ended September 30, 2000 as compared to a use of $23.5 million for the same period in 1999. The decrease in net cash used in operating activities reflects the increase in earnings. Through the first nine months of 2000, we paid $14.4 million in interest on our 12% Senior Subordinated Notes due 2007.

Capital expenditures for the first nine months of 2000 were $1.0 million more than the comparable period of 1999 ($6.1 million versus $5.1 million). Capital spending allocations during the current period by segment were 28% to Custom Assemblies, 26% to Passive Components, and 46% to Precision Stampings.

On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments, were used to reduce borrowings under the revolving and term credit facilities.

On February 17, 2000, we purchased TAT Technology for $91.2 million, using $90.0 million of borrowings from the term loan facility and $1.2 million from the revolving credit facility. On April 5, 2000, we paid $10.9 million in post closing adjustments to the previous owners of TAT out of cash acquired in the acquisition and borrowings under the revolving credit facility.

On August 25, 2000, we sold our "Automotive Businesses" for net proceeds of $144.5 million. Proceeds from the sale were used to reduce our borrowings under Insilco Technologies' revolving and term credit facility. We also amended our Bank Credit Facility to include a $35.0 million Term A facility, a $125.0 million Term B facility, and a $50.0 million undrawn revolving credit facility. We also have the ability to increase the total of these facilities by an additional $25.0 million. The Term A Facility is subject to mandatory quarterly prepayments in each of its six years as follows: $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility is subject to mandatory quarterly prepayments of $312,500 for the first six years and quarterly payments of $29.4 million in the seventh year. Proceeds from the amended Bank Credit Facility were used to payoff outstanding balances of the previous Bank Credit Facility and to acquire Precision Cable Manufacturing for $55.6 million, including an estimated working capital adjustment. Precision is a Rockwall, Texas-based provider of custom cable and wire assemblies primarily to the telecommunications industry.

We expect our principal sources of liquidity to be from our operating activities and funding from Insilco Technologies' senior credit facilities. We expect that these sources will enable us to meet our cash requirements for working capital, capital expenditures, interest, taxes, and debt repayments and to execute our acquisition strategies for the foreseeable future.

As of September 30, 2000, our stockholders' deficit totaled $186.2 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of September 30, 2000, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the third quarter of 2000, we had $160.0 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $1.9 million. As of September 2000 we had no interest rate derivative instruments in place for managing interest rate risks.

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

           A report, dated August 25, 2000 on Form 8-K was filed with the SEC on September 7, 2000, pursuant to Items 2, 5 and 7 of that form.

           A report, dated November 7, 2000 on Form 8-K was filed with the SEC on November 7, 2000, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        INSILCO HOLDING CO.
                                                        -------------------

Date:   November 14, 2000                         By:   /s/ Michael R. Elia
                                                        -----------------------
                                                        Michael R. Elia
                                                        Senior Vice President,
                                                        Chief Financial Officer,
                                                        Treasurer and Secretary