Form 10-K405
period 2000-12-31
INSILCO HOLDING CO
filed 2001-04-02
CIK 1068049

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

                   for the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates for the Registrant was approximately $4,964,610 on March 16, 2000.

There were 1,480,849 shares of the Registrant's common stock outstanding on March 16, 2000.

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

TABLE OF CONTENTS


                                                                                                                                Page
                                                                                                                                ----
Part I

Item 1.           Business                                                                                                        2

Item 2.           Properties                                                                                                      9

Item 3.           Legal Proceedings                                                                                              10

Item 4.           Submission of Matters to a Vote of Security Holders                                                            10

Part II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters                                      10

Item 6.           Selected Financial Data                                                                                        12

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                                 13
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                                     21

Item 8.           Financial Statements and Supplementary Data                                                                    21

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                           21

Part III

Item 10.          Directors and Executive Officers of the Registrant                                                             22

Item 11.          Executive Compensation                                                                                         22

Item 12.          Security Ownership of Certain Beneficial Owners and Management                                                 22

Item 13.          Certain Relationships and Related Transactions                                                                 22

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                               23

                  Signatures                                                                                                     28

                  Consolidated Financial Statements                                                                             F-1


NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our actual results could differ materially from those projected in forward-looking statements. All statements other than historical facts are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we can give no assurance that such expectations will prove to be correct. Factors that could cause actual results to differ materially include, but are not limited to the following:

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

                                     PART I

AS USED IN THIS ANNUAL REPORT ON FORM 10-K AND EXCEPT AS THE CONTEXT OTHERWISE MAY REQUIRE, THE TERMS "WE," "US," "OUR," OR THE "COMPANY" MEANS INSILCO HOLDING CO. AND ALL ENTITIES OWNED OR CONTROLLED BY INSILCO HOLDING CO., EXCEPT WHERE IT IS MADE CLEAR THAT THE TERM ONLY MEANS THE PARENT COMPANY.

ITEM 1. BUSINESS
----------------

                                   THE COMPANY
OVERVIEW

We are the parent company of Insilco Technologies, Inc. ("Insilco") a diversified manufacturer of telecommunications and electrical component products for the computer networking, telephone digital switching, premises wiring, main frame computer, automotive and medical equipment markets. We own and operate a number of subsidiaries and report our financial results through three primary product line segments: Custom Assemblies, Passive Components and Precision Stampings. The percentage of our total net sales for each of these segments over the last three fiscal years were:

                                            1998           1999             2000
                                            ----           ----             ----

Custom Assemblies                            26%             27%             51%
Passive Components                           40%             36%             28%
Precision Stampings                          20%             30%             21%
Other (1)                                    14%              7%              0%

                                            ---             ---             ---
           Total                            100%            100%            100%
                                            ===             ===             ===


(1) Our Other segment includes two businesses, a manufacturer of machinery and equipment for the heat exchanger market and a welded stainless steel tubing manufacturer, which were divested in 1999.

On August 17, 1998, we completed a series of mergers and transactions, reorganizing our corporate structure. After the reorganization, we became the parent of Insilco and all of its subsidiaries. Pursuant to the reorganization plan, each stockholder of Insilco Technologies, Inc. converted his or her shares into shares of our Company and the right to receive $0.01 per share in cash. Promptly following the reorganization, Silkworm Acquisition Corporation, an affiliate of DLJ Merchant Banking Partners, II, L.P., ("DLJMB") merged with and into our Company.

On January 25, 1999, through Insilco, we purchased the stock of Eyelets for Industries, Inc. ("EFI") a precision stamping operation with facilities in Connecticut and Texas. EFI is included in our Precision Stamping segment.

On June 30, 1999, through Insilco, we closed our McKenica business, which manufactured high speed welded tube mills and other machinery and equipment for the heat exchanger market. McKenica was included in our Other segment.

On August 23, 1999, through Insilco, we sold our Romac business, which manufactured stainless steel tubing for a variety of marine, architectural, automotive and decorative applications at its facility in North Carolina. Romac was included in our Other segment.

On February 11, 2000, through Insilco, we sold our Taylor Publishing Company, which designed and printed student yearbooks. Taylor represented our now discontinued Specialty Publishing segment.

On February 17, 2000, through Insilco, we acquired the stock of T.A.T. Technologies or TAT. TAT, headquartered in Montreal, Canada, designs and provides custom wire and cable assemblies and door, panel and electro-mechanical assemblies to telecommunication equipment manufacturers. TAT is included in our Custom Assemblies segment.

On August 25, 2000, through Insilco, we purchased Precision Cable Manufacturing, or PCM. PCM is headquartered in Rockwall, Texas and is a cable and wire assembly provider primarily to the telecommunications industry. PCM is included in our Custom Assemblies segment. Also, on August 25, 2000, through a series of transactions we sold our " Automotive Businesses" to our majority shareholders. These "Automotive Businesses", which previously comprised our now discontinued Automotive Components segment, manufactured, sold and distributed tubing and heat exchanger products and transmission and suspension components to our majority shareholders (see further discussion in Note 1 of the Notes to the Consolidated Financial Statements).

On January 10, 2001, through Insilco, we acquired the stock of InNet Technologies, Inc., or InNet. InNet is headquartered in San Diego, California, and is a designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. InNet will be included in our Passive Components segment. (See further discussion in Note 20 of the Notes to the Consolidated Financial Statements.)

Our principal executive offices are located at 425 Metro Place North, Fifth floor, Dublin, Ohio 43017, and our telephone number is (614) 792-0468.

CUSTOM ASSEMBLIES

The Custom Assemblies segment consists of three operating units: Escod Industries, or Escod, a division of Insilco, TAT Technologies, which was purchased on February 17, 2000, and Precision Cable Manufacturing, which was purchased on August 25, 2000. Through these businesses, we design, engineer and manufacturer custom cable assemblies and electromechanical assemblies primarily for original telecommunications equipment manufacturers, or OTEMs, and their electronic manufacturing service, or EMS providers. Our customers' end products are used primarily in the data communications and telecommunications industries. Therefore, the demand for our products depends on the demand for our customers' end products and our customers' utilization of their own production sites and their EMS providers.

The cable assembly industry is highly fragmented and competition in our markets is based primarily on price and on responsiveness to customers' needs, product quality and proximity to customers. Cable assemblies are found in a broad range of electronic equipment, including computers and related peripherals, network bridges and routers, telephone switching equipment, central offices and electrical controls. These products are assembled from bulk, coaxial, fiber optic or other cables and discrete wire and various electronic connectors that are attached to one or more cable ends. We offer customers sophisticated in-house product design and technical support capabilities, including support teams that work closely with the customer through all stages of product planning and production.

We believe there is a growing trend toward outsourcing, which is fueled by a growing trend among high-technology companies to outsource their cable assembly needs to contract manufacturers. These companies are particularly seeking to consolidate their supplier base, reduce inventories and improve inventory management, reduce component costs, increase flexibility, and improve component product quality and technical support.

Our close proximity and coordination with customers, adherence to strict quality control standards and our investment in production facilities and equipment help us attract and retain our customer base. We have developed long-term relationships with a select group of OTEMs and their EMS providers in the data processing and telecommunications industries to provide custom cable and other electronic assemblies.

Although we provide custom assembly services to medical, global-positioning, and industrial original equipment manufacturers, OTEMs account for the bulk of the sales in this segment. Moreover, two OTEMs directly or indirectly accounted for approximately 45% of our cable and wire assembly revenues in 1998, 51% in 1999 and 61% in 2000. Because of our dependence on these two major customers, revenue and EBITDA associated with this segment are sensitive to changes in demand from these customers. In addition, due to the nature of customers' end products and their product life cycles and the various cost structures and utilization of our locations, EBITDA margins can vary greatly between locations. During 2000, one location accounted for approximately 76% of the total EBITDA of this segment.

We provide services and manufacture approximately 7,500 different types of assemblies through our manufacturing facilities in North Carolina, South Carolina, Florida, Texas, Mexico, Ireland, Canada, and Northern Ireland. As of December 31, 2000, we had 2,137 employees in this business unit.

PASSIVE COMPONENTS

Our Passive Components segment consists of two business units: Signal Transformer, or Signal, and Stewart Connector Systems, or SCS. The businesses in this segment provide products and services for OTEMs, EMS providers, and industrial original equipment manufacturers, or OEMs. Our products in this segment include transformers and data-grade connectors used in a broad range of applications, including network servers, computers and related peripherals, network bridges and routers, telephone switching equipment, home and retail security systems, medical instrumentation, gaming and entertainment, and process controls. We expanded our product capabilities in this segment with our acquisition of InNet on January 10, 2001. InNet is a designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications OEMs.

TRANSFORMERS: Through the Signal business unit, we design, manufacture and distribute globally 50/60 hertz and heavy power transformers, as well as high frequency and planar transformers for the telecommunications, data transmission, electronics and home and retail security markets. Our PRONTO Shipment Program offers 24 hour delivery of over 1,000 different transformer models, which are stocked for immediate delivery. Our certified testing lab is a substitute for the approval processes of global standards agencies enabling us to reduce our time for new product introductions.

The transformer industry is highly fragmented with a major portion of production remaining captive within OEMs. We have numerous competitors, including both domestic and foreign manufacturers. Competition in our markets is based primarily on price engineering, quick delivery, and product quality. Transformers are found in a broad range of electronic products and end-use markets. These products are used to control current flow in a circuit. Transformers are somewhat of a more complex inductor device, consisting of two or more coils coupled together, designed to transmit energy from one circuit to another via mutual induction.

We market our products directly, utilizing catalogs and print advertising. We also market our products indirectly through selective independent sales representatives in targeted regions of the country. We have a customer base of over 9,000 accounts, consisting of both OEMs and after-market resellers.

We have production facilities located in the Dominican Republic, Puerto Rico, Mexico, and New York. As of December 31, 2000, we had 812 employees in this business unit.

DATA-GRADE CONNECTORS AND INTEGRATED MAGNETIC COMPONENTS: Through the SCS business unit, we design and manufacture specialized high speed data connector systems, including modular plugs, modular jacks, shielded and non-shielded specialized connectors, and integrated magnetic components.

We have numerous domestic and foreign competitors, some of which have substantially more resources than we have. Competition is based principally on price with respect to older product lines and on technology and product features for newer products. Competition for newer products is also based, to a lesser extent, on patent protection.

We sell our products throughout the world, directly and through sales subsidiaries, and through a network of manufacturers' representatives. We also maintain direct sales offices (and to a lesser extent, distribution operations) in Japan, Hong Kong and Germany. We sold 36% in 1998, 44% in 1999 and 32% in 2000 of these products to foreign markets.

We manufacture our products through our manufacturing facilities in Pennsylvania and Mexico. As of

December 31, 2000, we had 1,023 employees in this business unit.

PRECISION STAMPINGS

Through our Precision Stampings segment, we design and manufacture precision stampings and wireformed parts for use in electrical devices such as circuit breakers, electric fuses, lighting and process controls and the electronics industry, including passive components such as capacitor cans and connector contacts. We sell our products to a broad customer base primarily in the U.S. through a network of manufacturers' representatives. We manufacture our products in our facilities in New York, Connecticut and Texas.

We sell products to a broad customer base primarily in the U.S. through a network of manufacturers' representatives. One electrical products customer, directly or indirectly, accounted for approximately 22% of our Precision Stampings revenues in 1998, 13% in 1999, and 11% in 2000.

Our competitors in each of our product lines are numerous. In the case of metal stampings, our own customers are competitors. These competitors, however, have traditionally focused away from the highly customized products and services that we provide.

In January 1999, we acquired Eyelets for Industry to expand our production capabilities to deep drawn and wireformed parts. This business was combined with our existing stamping operations and we consolidated duplicate El Paso operations, which eliminated one facility. We now operate our Precision Stampings businesses under the name StewartEFI. As of December 31, 2000, we had 482 employees in this business unit.

DIVESTED BUSINESSES

On June 30, 1999, through Insilco, we closed our McKenica business, which manufactured high speed welded tube mills and other machinery and equipment for the heat exchanger market.

On August 23, 1999, through Insilco, we sold our Romac business, which manufactured stainless steel tubing for a variety of marine, architectural, automotive and decorative applications at its facility in North Carolina.

On February 11, 2000, through Insilco, we sold our specialty publishing business, Taylor Publishing Company. More information on this sale is provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations."

On August 25, 2000, we sold our "Automotive Businesses" to our majority shareholders. More information on this sale is provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations".

For further discussion on all divested businesses, see Note 1 of the Notes to the Consolidated Financial Statements.

PATENTS AND TRADEMARKS

We hold patents or trademarks in most of our businesses that have expiration dates ranging from 2001 to 2019. We expect to maintain such patents and to renew them prior to expiration. We do not believe the expiration of any one of our patents will have material adverse effect on any of our businesses.

RAW MATERIALS AND SUPPLIES

We rely on the following principal raw materials and supplies for the day-to-day production of our products:

     o   copper wire;
     o   steel;
     o   brass;
     o   aluminum;
     o   plastics;
     o   ceramics; and
     o   precious metals

We purchase these materials and supplies on the open market to meet current requirements. We believe these sources of supply are adequate for our needs and anticipate no difficulty in receiving any of our needed raw materials and supplies.

BACKLOG

Our backlog by business segment, which we believed to be firm at December 31, 1999 and 2000, is as follows (in thousands):

                                                          As of December 31,
                                                    ----------------------------
                                                      1999                 2000
                                                      ----                 ----
Custom Assemblies                                   $ 6,785               40,321
Passive Components                                   16,474               21,984
Precision Stampings                                  35,197               41,161
                                                    -------              -------
       Total                                        $58,456              103,466
                                                    =======              =======


We believe approximately all of our 2000 backlog will be filled in 2001.

EMPLOYEES AND LABOR RELATIONS

At December 31, 2000, we employed approximately 4,472 people on a full-time basis. Approximately 584 or 13% of these employees were covered by collective bargaining agreements with various unions. The largest collective bargaining unit covers approximately 272 employees. We consider relations with our employees to be good.

We have defined benefit and defined contribution pension plans covering substantially all employees. For information regarding defined benefit pension plans, see Note 12 to the Consolidated Financial Statements.

ENVIRONMENTAL REGULATION AND PROCEEDINGS

Our manufacturing operations are subject to extensive federal, state and local environmental laws and regulations. We generate a variety of waste materials including cooling oils, degreasing agents, etching acids, chemicals from plating and trimming operations, and metals scraps from stamping operations. We use offsite disposal facilities owned by third parties to dispose of these wastes and we do not store any waste to the extent such storage would require obtaining a permit. We do not treat, store or dispose of waste for others. We obtain permits, where required, to operate all of our facilities. These permits may be subject to revocation or modification.

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

During our bankruptcy reorganization, we settled all claims of the United States relating to our pre-petition date conduct at previously owned or third party sites arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. This settlement (1) discharged us from contribution claims of the United States at a number of hazardous waste sites, (2) protects us from contribution claims of the remaining potentially responsible parties, (3) limits the amount we may be required to pay the United States in any one year on pre-petition claims, and (4) provides that any such payment may be made in cash or, at our option, common stock valued at 30% of the allowed claim.

We are also currently engaged in clean up programs at sites located in Newtown, Connecticut, Thomaston, Connecticut and Mount Vernon, New York. We have established what we believe are appropriate reserves for anticipated remedial obligations. Because of the establishment of these reserves and our settlements with the United States, we do not believe that environmental compliance or remedial requirements are likely to have a material adverse effect on our results of operations or financial position.

FINANCIAL INFORMATION ABOUT EXPORT SALES

Our export sales have been restated to exclude our discontinued operations. In 1998, our export sales were $35.9 million or 16% of consolidated sales. We exported $22.0 million to Europe, $8.4 million to Asia, $3.1 million to Canada and $0.8 million to Mexico. The remaining $1.6 million accounts for the rest of the world. In 1999, our export sales were $36.3 million or 15% of consolidated sales. We exported $23.8 million to Europe, $8.2 million to Asia, $2.8 million to Canada and $0.5 million to Mexico. The remaining $1.0 million of export sales accounts for the rest of the world. In 2000, our export sales were $59.1 million or 16% of consolidated sales. We exported $29.1 million to Europe, $21.5 million to Asia, $5.5 million to Canada and $1.3 million to Mexico. The remaining $1.7 million of export sales accounts for the rest of the world. Primarily, we conduct our transactions in U.S. currency.

ITEM 2. PROPERTIES
------------------

PROPERTIES

We manufacture our products in various locations, primarily in the United States. We believe that our facilities generally are well maintained and adequate for the purposes for which they are used. Our principal operating plants and offices at December 31, 2000, included the following properties:

                                                                                                     APPROXIMATE        TERMS OF
BUSINESS SEGMENT      LOCATION                                  PRINCIPAL USE                     SQUARE FOOTAGE        OCCUPANCY
----------------      --------                                  -------------                     --------------        ---------

Custom Assemblies     Morrisville, NC                           Office                                     7,606        Leased
-----------------     N. Myrtle Beach, SC                       Office/Manufacturing                      46,506        Owned
                      Lake Wales, FL                            Office/Manufacturing                      42,000        Owned
                      Taylorsville, NC                          Office/Manufacturing                      44,350        Owned
                      Loris, SC                                 Office/Manufacturing                      36,960        Owned
                      Loris, SC                                 Office/Manufacturing                      11,000        Leased
                      Winterhaven, FL                           Warehouse                                  3,000        Leased
                      Galway, Ireland Carraoe County            Office/Manufacturing                      25,000        Leased
                      Larne, Northern Ireland Antrim County     Manufacturing                             25,000        Owned
                      Rockwall, TX                              Office/Manufacturing                      75,000        Owned
                      Rockwall, TX                              Office/Manufacturing                      15,000        Leased
                      Reynosa, Mexico                           Office/Manufacturing                      75,000        Leased
                      Montreal, Canada                          Office/Manufacturing                      65,000        Leased

Passive Components    Inwood, NY                                Office/Manufacturing                      39,361        Owned
------------------    St. Just, PR                              Office/Manufacturing                      22,540        Leased
                      Itabo, Haina Dominican Rep.               Office/Manufacturing                      60,118        Leased
                      Apodaca, N.L. Mexico                      Office/Manufacturing                      50,000        Leased
                      Glen Rock, PA                             Office/Manufacturing                      84,000        Owned
                      Essex, UK                                 Office                                       485        Leased
                      Freidrichsdorf, Germany                   Office/Manufacturing                       9,460        Leased
                      Yokohama, Japan                           Office                                     2,075        Leased
                      Cananea, Mexico                           Warehouse/Manufacturing                   84,463        Leased
                      Hong Kong                                 Office/Warehouse                           2,500        Leased

Precision Stampings   Yonkers, NY                               Office/Manufacturing                     190,000        Owned
-------------------   El Paso, TX                               Office/Manufacturing                     112,130        Leased
                      Thomaston, CT                             Office Manufacturing                      73,598        Owned
                      Thomaston, CT                             Office/Manufacturing                      20,200        Leased
                      Waterbury, CT                             Warehouse                                 22,500        Leased

Corporate             Dublin, OH                                Office                                     7,535        Leased
---------


Substantially all of our material domestic assets, including owned properties, are subject to major encumbrances securing our obligations under the Bank Credit Agreement.

We believe that all of our production facilities have additional production capacity.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

On January 14, 1997, Taylor sued one of its principal competitors in the yearbook business, Jostens, Inc. ("Jostens"), in the U.S. District Court for the Eastern District of Texas, alleging violations of the federal antitrust laws as well as various claims arising under state law. On May 13, 1998, the jury in the case returned a verdict in favor of Taylor, and, on June 12, 1998, the judge rendered his judgment in the amount of $25.2 million plus interest at an annual rate of 5.434%. On January 14, 1999, in response to a motion by Jostens, the judge entered an order vacating the jury verdict and granting judgment in Jostens' favor. Taylor appealed the final judgment, seeking reinstatement of the original judgment in Taylor's favor, to the United States Court of Appeals for the Fifth Circuit. On July 10, 2000, the Fifth Circuit ruled against Taylor and affirmed the judgment in Jostens favor. Taylor sought a hearing in the Fifth Circuit, but was denied. We expect no recovery from Jostens in connection with this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

DLJMB is our principal stockholder, owning approximately 70.5% of the 1,480,849 shares outstanding at March 16, 2001.

From November 29, 1993 to August 17, 1998, the common stock of our subsidiary, Insilco Technologies, Inc. traded on the Nasdaq National Market under the symbol "INSL". After the mergers, our common stock was traded on Nasdaq temporarily (initially under the temporary symbol "INSLD" before resuming the "INSL" designation) but is now traded in the over-the-counter market under the symbol "INSL". The number of record holders of the common stock on March 16, 2001 was
594. The closing sales price of the common stock on March 16, 2001 was $35.00. The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock.

                                                    Low Sale        High Sale
                                                    --------        ---------
2001:
-----
First Quarter (through March 16, 2001)              $ 35.000          $51.500

2000:
-----
First Quarter                                       $ 24.250          $35.000
Second Quarter                                      $ 27.000          $30.000
Third Quarter                                       $ 28.000          $99.000
Fourth Quarter                                      $ 35.000          $89.000

1999:
-----
First Quarter                                       $ 22.000          $25.000
Second Quarter                                      $ 23.500          $24.000
Third Quarter                                       $ 23.625          $26.500
Fourth Quarter                                      $ 24.000          $26.625


Since our incorporation, we have not paid any cash dividends. Future dividend policy will depend upon our earnings and financial condition and our need for funds and other factors. The payment of dividends is restricted by the terms of the Bank Credit Agreement and the 14% Senior Discount Notes due 2008 (the "14% Notes") issued on August 17, 1998.

On August 17, 1998, we completed a series of mergers and transactions, reorganizing our corporate structure. After the reorganization, we became the parent of Insilco and all of its subsidiaries. Pursuant to the reorganization plan, each stockholder of Insilco converted his or her shares into shares of our Company and the right to receive $0.01 per share in cash. Promptly following the reorganization, Silkworm Acquisition Corporation, an affiliate of DLJMB merged with and into our Company, and each share of our common stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of our common stock.

Thus, as a result of the mergers, each stockholder of Insilco, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of our common stock. Concurrently with the consummation of the mergers, DLJMB purchased 1,400,000 shares of our 15% Senior Exchangeable Preferred Stock due 2012, and warrants to purchase 65,603 shares of our common stock at an exercise price of $0.001 per share.

Following the mergers, (1) Insilco's existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of our common stock; (2) DLJMB held approximately 69.0% (69.8% on a fully diluted basis) of the outstanding shares of our common stock;
(3) 399 Venture Partners Inc., an affiliate of Citibank, N.A. ("CVC"), purchased shares of Silkworm which in the Merger were converted into approximately 19.3% (17.8% on a fully diluted basis) of the outstanding shares of our common stock; and (4) our management purchased approximately 1.7% (1.5% on a fully diluted basis) of the outstanding shares of our common stock.

Immediately prior to the effectiveness of the reorganization merger, each outstanding option to acquire shares of the common stock of Insilco granted to employees and directors, whether or not vested was canceled and in lieu thereof, each option holder received a cash payment equal to (x) the excess, if any, of $45.00 over the exercise price of the option multiplied by (y) the number of shares subject to the option, less applicable withholding taxes. Certain holders of such options elected to utilize amounts otherwise receivable by them to purchase equity or equity units of the Company.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth selected financial information (dollars in thousands, except per share data) derived from our Consolidated Financial Statements.

                                                                        Year Ended December 31,
                                                ---------------------------------------------------------------------
                                                   1996           1997           1998           1999           2000
OPERATIONS DATA (1)
   Sales (net)                                  $ 224,105        236,172        220,939        248,042        370,848
   Depreciation and Amortization                    7,197          7,852          8,332         10,176         14,834
   Merger Expenses                                   --             --           25,529           --             --
   Restructuring Charge                              --             --             --            5,787           --
   Operating Income (loss)                         22,637         21,524        (14,052)           528         37,446
   Other Income
     Interest Expense                             (17,773)       (19,924)       (32,271)       (47,256)       (50,837)
     Interest Income                                  666          2,779            933            391            391
     Other Income (expense), net                    5,197          1,078          3,101          9,993         (1,035)
   Income (loss) from continuing operations
     before discontinued operations,
     extraordinary items and income taxes          10,727          5,457        (42,289)       (36,344)       (14,035)
   Income tax benefit (expense)                    (3,303)        (1,968)        10,359         16,666          5,221
   Income (loss) from continuing operations
     before discontinued operations
     and extraordinary items                        7,424          3,489        (31,930)       (19,678)        (8,814)
   Income from discontinued operations,
     net of tax                                    31,229         78,883         19,787         21,634         69,531
   Income (loss) before extraordinary items        38,653         82,372        (12,143)         1,956         60,717
   Extraordinary items, net of tax                   --             (728)        (5,888)          --           (3,064)
   Net Income (loss)                               38,653         81,644        (18,031)         1,956         57,653

   PER SHARE DATA (1)
     Basic income (loss) per share from
       continuing operations                         1.00           0.39         (10.12)        (16.40)        (10.41)
     Diluted income (loss) per share from
       continuing operations                         0.98           0.29         (10.12)        (16.40)        (10.41)
     Book value per share                            3.52         (25.07)       (170.64)       (164.93)       (125.73)

                                                                          As of December 31,
                                                ---------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END (1)               1996           1997           1998           1999           2000
   Working Capital                              $ 118,571        119,817        145,346        150,012         58,556
   Total Assets                                   285,111        229,969        253,751        280,161        356,488
   Long-term Debt                                 160,637        256,631        384,327        401,860        379,857
   Other Long-term Liabilities                     22,915         26,160         29,063         30,956         21,354
   Redeemable Preferred Stock                        --             --           34,094         40,113         47,088
   Stockholders' Equity (Deficit)                  33,405       (102,328)      (236,332)      (239,966)      (186,201)

                                                                        Year Ended December 31,
                                                ---------------------------------------------------------------------
CASH FLOW DATA (1)                                 1996           1997           1998           1999           2000
   Net cash provided by (used in)
    operating activities                        $  55,423         44,723           (803)        13,111         16,060
   Net cash provided by (used in)
     investing activities                         (29,783)        95,217        (22,432)       (23,305)        46,050
   Net cash provided by (used in)
     financing activities                         (32,053)      (133,256)        20,728          9,053        (40,357)

(1) We have consummated several material transactions over the five-year period presented here, which significantly affect the comparability of the information shown. (See Note 1 of the Notes to the Consolidated Financial Statements.)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

                                    OVERVIEW

We consummated several material transactions in 1998, 1999 and 2000 that resulted in significant changes to our debt and capital structure. A summary of these transactions is as follows:

1998

THE MERGERS: On August 17, 1998, we completed a series of mergers and transactions reorganizing our corporate structure. After the reorganization, we became the parent of Insilco and all its subsidiaries. Pursuant to the reorganization plan each stockholder of Insilco converted his or her shares into shares of Holdings and the right to receive $0.01 per share in cash. Promptly following the reorganization, Silkworm Acquisition Corporation, an affiliate of DLJMB, merged with and into our Company.

THE MERGER FINANCING: We financed the foregoing transactions with approximately $204.4 million of cash from: (1) gross proceeds of approximately $70.2 million from the issuance of 14% Senior Discount Notes, (2) the issuance of 1,245,138 shares of common stock for approximately $56.1 million, (3) the issuance of 1,400,000 shares of the PIK Preferred Stock for $35.0 million and (4) approximately $43.1 million of new borrowings under Insilco's existing credit facility.

We incurred $25,529,000 of costs related to these mergers in 1998.

REFINANCING OF 10 1/4% SUBORDINATED DEBT: As a result of the merger, Insilco purchased all the outstanding 10 1/4% Notes at 101% of their aggregate principal amount, plus accrued interest by selling $120 million of 12% Senior Subordinated Notes on November 9, 1998, which generated approximately $116.4 million, and borrowing approximately $30.0 million under Insilco's credit facilities.

In addition, on November 24, 1998, Insilco amended and restated its Bank Credit Agreement to provide, among other things, for two credit facilities: a $175 million revolving loan and a $125 million term loan.

1999

DIVESTITURES: On July 16, 1999, through Insilco, we sold certain assets and intellectual property relating to our heat exchanger machinery and equipment business (McKenica).

On August 20, 1999, through Insilco, we sold the assets of our welded stainless steel tubing business (Romac).

ACQUISITIONS: On January 25, 1999, through Insilco, we purchased the stock of EFI, a precision-stamping manufacturer.

2000

DIVESTITURES: On February 11, 2000, through Insilco, we sold our specialty publishing business, Taylor Publishing Company, to TP Acquisition Corp., a wholly owned subsidiary of Castle Harlan Partners III, L.P. Our accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Specialty Publishing Business as a discontinued operation.

On August 25, 2000, we sold our "Automotive Businesses", which manufactured, sold and distributed tubing and heat exchanger products and transmission and suspension components to our majority shareholders. These "Automotive Businesses" previously comprised our Automotive Components segment. As a result of this sale, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation.

ACQUISITIONS: On February 17, 2000, we executed a definitive agreement to purchase 9011-7243 Quebec, Inc., known as TAT Technologies. TAT Technologies, is a Montreal-based provider of cable and wire assemblies.

On August 25, 2000, through Insilco, we purchased Precision Cable Manufacturing (Precision) a Rockwall, Texas based cable and wire assembly provider primarily to the telecommunications industry.

In addition, on August 25, 2000, Insilco amended and restated its Bank Credit Agreement. The Bank Credit Agreement provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million, 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term Facility").

These transactions have had a significant impact on our results of operations and financial position. Results of operations have been affected by increases in the amortization of intangibles, depreciation, interest expense, and deferred financing and prepayment fees. As a result of these transactions, our consolidated results for 1999 and 2000 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, are presented in Note 1 of the Notes to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

We use EBITDA, which is defined as earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items, as a basis and manner for presenting and using financial data to assist us in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data are included because we understand that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation.

The table included in our segment data footnote (Note 19 of the Notes to the Consolidated Financial Statements) is a summary (in thousands) of our net sales, income (loss) from continuing operations before income taxes and extraordinary items, and our income (loss) before extraordinary items and discontinued operations for the periods ended December 31, 1998, 1999, and 2000.

1998 COMPARED TO 1999

CONSOLIDATED RESULTS OF OPERATIONS: Our net sales from continuing operations for 1999 increased $27.1 million, or 12%, to $248.0 million from $220.9 million in 1998. Excluding sales from the divested Other Segment, which amounted to $18.1 million in 1999 and $31.2 million in 1998, consolidated net sales increased $40.2 million in 1999 as compared to 1998. Our acquisitions of EFI on January 25, 1999 and two cable assembly operations in Ireland in the fourth quarter of 1998 accounted for approximately $42.4 million in incremental sales. Offsetting these increases were lower domestic cable assembly, transformer, precision stampings and patch cord assembly sales, reflecting inventory corrections and weakness in worldwide demand for electronic components during the first half of 1999. Revenue by segment for 1999 was as follows:

     o Custom Assemblies increased 16% reflecting our acquisition of two cable assemblers in Ireland and Northern Ireland in the fourth quarter of 1998 offset somewhat by lower domestic sales;
     o Passive Components was flat as compared to 1998 due to the slowdown in global electronics markets and the weak demand for electronic end products;
     o Precision Stampings increased 72%, which includes approximately $30.6 million of new revenues from our acquisition of EFI on January 25, 1999; and
     o Other revenue decreased 42% in 1999 due to the sale of our Romac business and the closing of our McKenica business.

For 1999, our EBITDA from continuing operations increased $1.6 million, or 8%, to $22.2 million from $20.6 million in 1998. Lower corporate expense due to a reduction in staff in June 1999 accounted for the majority of the increase. Other segment EBITDA declined by $1.1 million, or 50%, as a result of the aforementioned divestitures. EBITDA by segment for 1999 was as follows:

     o Custom Assemblies decreased $1.4 million reflecting the lower domestic sales mentioned above. EBITDA margins for 1999 decreased to 8.6% from 12.5% in 1998;
     o Passive Components decreased $0.5 million due to weaker sales of data grade connectors and the slowdown in the electronic component industry. EBITDA margins for 1999 also decreased to 15.5% from 16.1% in 1998;
     o Precision Stampings increased $1.7 million, reflecting the incremental earnings on higher sales from our EFI acquisition. EBITDA margins for 1999 decreased to 11.4% from 15.8% in 1998; and
     o Other EBITDA decreased due to the sale of our Romac business and the closing of our McKenica business.

Operating income increased $14.6 million from a loss of $14.1 million in 1998 to income of $0.5 million in 1999. The increase was due to the current year absence of $25.5 million of merger fees and expenses incurred in 1998. The merger fee and expenses reduction was partially offset by increases in depreciation and amortization, significant legal expenses, and reorganization, severance and writedown expenses.

Our 1999 loss from continuing operations before income taxes was $36.3 million compared to a loss of $42.3 million for the same period in 1998. The improvement during this period reflects the higher operating income and the recognition of a gain on the sale of our stainless steel tubing business (Romac) of $9.2 million, offset by a large increase in interest expense. Interest expense for 1999 increased $15.0 million to $47.3 million from $32.3 million last year, reflecting the higher interest rates of our 1998 debt offerings and higher debt levels as a result of our acquiring EFI and the merger with DLJMB. On a cash basis, excluding the amortization of debt issuance and other costs, interest expense increased $7.2 million to

$34.3 million from $27.1 million.

Other income, net, increased by $6.9 million due mainly to the gain on the sales of the Romac business and the McKenica equipment in 1999.

We had an income tax benefit of $16.7 million for the period compared to a benefit of $10.4 million in 1998. This change in our effective tax rate occurred because the merger expenses incurred in the prior year were mainly not tax deductible, while the gain on the sale of our welded stainless steel tubing business was not taxable in the current year. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 14 of the Notes to the Consolidated Financial Statements.

We recorded an extraordinary item of $5.9 million, net of tax, in 1998 relating to the write-off of deferred financing fees associated with the 1997 Bank Credit Agreement and 10 1/4% Notes.

We recorded income from discontinued operations of $21.5 million and $17.8 million for 1999 and 1998, respectively, related to our discontinued Specialty Publishing and Automotive businesses. See further discussion in Note 1 of the Notes to the Consolidated Financial Statements.

After accounting for the extraordinary items and discontinued operations, net income was $2.0 million for 1999 compared to a loss of $18.0 million recorded in 1998.

1999 COMPARED TO 2000

CONSOLIDATED RESULTS OF OPERATIONS: Our net sales from continuing operations in 2000 increased $122.8 million, or 50%, to $370.8 million from $248.0 million in 1999. Excluding sales from the divested Other Segment, which amounted to $18.1 million in 1999, consolidated net sales increased $140.9 million in 2000 as compared to 1999. The improved sales results reflect strong worldwide demand from optical and networking equipment manufacturers for custom assemblies and electronic components and our current year acquisitions of two custom assembly businesses, which accounted for $122.7 million in new revenues in 2000. Revenue by segment for 2000 was as follows:

     o Custom Assemblies increased 182% reflecting new revenues from our acquisition of TAT on February 11, 2000, and of Precision Cable Manufacturing on August 25, 2000, as well as higher domestic sales;
     o Passive Components increased 19% due to strong sales of high-speed data grade connectors and our new MagJack product line, which combines high-speed modular connector technology with discrete magnetic technology; and
     o Precision Stampings increased 4%, which includes approximately $2.3 million of new revenues from our acquisition of EFI on January 25, 1999.

For 2000, our EBITDA increased 132% to $54.2 million, compared to $23.3 million recorded in 1999. A favorable sales mix for higher-margin data grade connector products, improved margins on precision stampings, the contributions from our current year acquisitions, and lower corporate expenses all contributed to the strong EBITDA performance. Partially offsetting these gains was the missing EBITDA from the divested Other Segment, which amounted to $1.1 million in 1999. EBITDA by segment for 2000 was as follows:

     o Custom Assemblies increased $23.9 million reflecting the contribution of our recent acquisitions. EBITDA margins for 2000 improved to 15.8% from 8.6% in 1999;
     o Passive Components increased $3.5 million due to strong sales of high-speed data grade connectors and strong market fundamentals in the electronic component industry. EBITDA margins for 2000 increased to 16.4% from 15.5% in 1999; and
     o Precision Stampings increased $2.2 million, reflecting the incremental earnings on higher sales and cost reduction initiatives and our acquisition of EFI on January 25, 1999. EBITDA margins for 2000 improved to 13.9% from 11.4% in 1999.

Operating income for 2000 increased to $37.4 million, from $0.5 million recorded in 1999. This increase is due to the increase in EBITDA and lower legal, severance and write-down expenses as we have completed our initiatives to restructure the corporate office and close certain businesses. Depreciation and amortization expenses increased in 2000 as a result of our recent acquisitions.

Our loss from continuing operations before income taxes was $14.0 million compared to a loss of $36.3 million for the same period in 1999. The improvement during this period reflects the higher operating income, and the lack of the large restructuring charges which were incurred in 1999. Income from continuing operations was also impacted by increases in interest expense reflecting higher short-term borrowing rates and borrowings to finance our acquisition activities. Interest expense for 2000 increased $3.5 million to $50.8 million from $47.3 million last year, reflecting the higher interest rates of our higher debt levels as a result of our acquiring TAT Technologies and Precision Cable Manufacturing.

Other income, net, decreased by $11.0 million due mainly to the gain on the sales of the Romac business and the McKenica equipment recorded in 1999.

For 2000, we recorded an income tax benefit of $5.2 million as compared to tax benefit of $16.7 million in 1999. The tax benefit for 2000 and 1999 reflects $3.1 million and $1.3 million reduction in valuation allowance, respectively. The decrease reflects differences in tax deductibility of certain expenses, adjustment of valuation allowance, and the improved earnings performance.

We incurred a $3.1 million, net of tax of $1.8 million, extraordinary item relating to the write-off of unamortized 1998 debt issuance costs as a result of restructuring our Bank Credit Facility. See "Liquidity and Capital Resources" in this section.

On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. On August 25, 2000, we sold a combination of stock and assets of our "Automotive Businesses" to our majority shareholders for net proceeds of $144.5 million. As a result of these transactions, we recorded income from discontinued operations of $69.5 million and $21.5 million for 2000 and 1999, respectively.

After accounting for the extraordinary item and discontinued operations, net income was $57.7 million for 2000 compared to $2.0 million recorded in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were a source of $16.1 million for the year ended December 31, 2000, as compared to a source of $13.1 million for the same period in 1999. The increase in net cash provided in operating activities reflects the higher net income, offset somewhat by increased working capital requirements to fund anticipated growth. Through 2000, we paid $14.4 million in interest on our 12% Senior Subordinated Notes due 2007.

Capital expenditures for 2000 were $2.7 million more than 1999 ($9.9 million versus $7.2 million). Capital spending allocations during the current period by segment were 26% to Custom Assemblies, 29% to Passive Components, and 45% to Precision Stampings.

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

On August 25, 2000, we sold our "Automotive Businesses" to our majority shareholders for net proceeds of $144.5 million. Proceeds from the sale were used to reduce Insilco's borrowings under its Bank Credit Facility. Insilco also amended its Bank Credit Facility on August 25, 2000, to include a $35.0 million Term A facility, a $125.0 million Term B facility, and a $50.0 million undrawn Revolving Facility. The Term A Facility is subject to mandatory quarterly prepayments in each of its six years as follows: $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility is subject to mandatory quarterly prepayments of $375,000 for the first six years and quarterly payments of $35.3 million in the seventh year. Proceeds from the amended Bank Credit Facility were used to payoff outstanding balances of the previous Bank Credit Facility and to acquire Precision Cable Manufacturing for $55.6 million, including an estimated working capital adjustment. Precision is a Rockwall, Texas-based provider of custom cable and wire assemblies primarily to the telecommunications industry.

On January 9, 2000, we borrowed an additional $25.0 million under the Term B facility described above to complete the purchase of InNet Technologies, Inc. InNet is a California based designer, developer and marketer of a broad range of magnetic interface products for networking computer and telecommunications OEMs. The gross purchase price paid was $44.9 million.

As a result of the acquisitions of TAT and Precision, we have future cash flow payment requirements relating to special performance-related bonuses which are accrued at December 31, 2000. These bonus accruals are the primary cause of the increase in accrued expenses. The 2001 payments related to these accrued bonuses will be approximately $15.5 million. We expect to fund these payments through operating activity cash flow and borrowings under the Revolving Facility.

OUTLOOK

The majority of our growth in 2000 was driven primarily by the unprecedented growth of the Internet and the corresponding demand for more bandwidth from emerging carriers, such as digital subscriber line (DSL) service providers, which led to a significant increase in demand for our customers' end use telecommunications and electronics equipment. This growth, however, appears to have slowed as we move into 2001, and we are faced with what we believe is a temporary slow down in equipment spending. Although we believe order rates will pick up in the second half, there can be no assurance that this slow down will be short-term or that economic conditions will not deteriorate further.

We believe this slow down in equipment spending is due to the slowing U.S. economy and because the same emerging carriers that drove growth last year seem to be finding it difficult to secure the financing necessary to continue the build-out of their networks at last year's rapid pace, thus possibly limiting their ability to purchase as much equipment as in the past and, in some cases, causing them to cancel or delay equipment orders. This, in turn, is apparently causing our major telecommunication OEMs to face longer than expected delays in spending by their customers, resulting in excessive inventory levels within the supply chain.

As a result, we are experiencing a significant reduction in first quarter order rates versus the previous quarter, particularly in our custom assembly segment where declines in custom cable assemblies for OEM optical and networking equipment are the sharpest. Overall, we expect total sales in the first quarter 2001 to be down 20% to 25% from the previous quarter. We feel our customer relationships remain solid and we continue to see strong levels of customer quote activity, leading us to believe that the decline in customer demand, although quite sharp, may be short in duration.

However, the magnitude and duration of these circumstances could impact our principal sources of liquidity, which is from our operating activities and funding from our senior credit facilities. Which in turn could limit our ability to meet our future cash requirements for working capital, capital expenditures, interest, taxes and debt repayments and the execution of our acquisition strategies.

As of December 31, 2000, our stockholders' deficit totaled $186.2 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

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

As of December 31, 2000, we did not have any derivative instruments in place for managing foreign currency exchange rate risks. We do not engage in hedging or other market structure derivative trading activities. Additionally, our debt obligations are a combination of fixed and variable rate instruments, some of which are sensitive to changes in interest rates. At December 31, 2000, we had $164.5 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $1.6 million. We do not believe that our market risk financial instruments on December 31, 2000, would have a material effect on future operations or cash flows.

A comparison of the net fair value of all interest sensitive financial instruments using a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve as of December 31, 2000, is as follows (in thousands):

                                                                 Hypothetical
                                               Fair Market        Fair Market
      Description of Security                     Value              Value
--------------------------------------     -----------------   -----------------

12% Senior Subordinated Notes due 2007          $ 118,609        $ 113,363

14% Senior Discount Notes due 2008              $  53,768        $  51,355

IMPLEMENTATION OF THE "EURO" AS A COMMON LEGAL CURRENCY IN EUROPE

We believe that we are prepared for the implementation of the "Euro" as the common legal currency in certain European Community countries that began early in 1999. Our systems have been designed with sufficient flexibility to handle the introduction of the Euro as an added transactional currency. We incurred a nominal cost in preparing systems for the introduction of the Euro.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued Statement No. 138 - "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133." Statement 138 amends Statement 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to address a limited number of statement 133 implementation issues using the following criteria: (a) implementation difficulties would be eased for a significant number of entities, (b) there would be no conflict with or modifications to the basic Statement 133 model, and
(c) there would be no delay in Statement 133's effective date. Statement 138 is effective for fiscal years beginning after June 15, 2000 - the same effective dates as Statement 133, as amended by Statement 137.

The FASB has issued Statement No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133", which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after their issuance. We have adopted the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement will not have a significant effect on our results of operations or financial position.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk and Risk Management".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The Consolidated Financial Statements of us, together with the reports thereon of KPMG LLP (dated February 2, 2001) are set forth on pages F-1 through F-36 hereof (see Item 14 of this Annual Report for the Index).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this Item will be included under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement relating to our 2001 Annual Meeting of Stockholders which was previously scheduled to be held in May 2001, but has subsequently been changed to June 7, 2001 and is incorporated in this Form 10-K by reference. We anticipate filing the proxy statement with the Securities and Exchange Commission in April 2001.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item will be included under the captions "Director Compensation" and "Executive Compensation" in the proxy statement and is incorporated in this Form 10-K by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item will be included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the proxy statement and is incorporated in this Form 10-K by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item will be included under the captions "Compensation Committee Interlocks and Insider Participation," "Election of Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Directors and Executive Officers" in the proxy statement and is incorporated in this Form 10-K by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(A)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)      Financial Statements

         - Independent Auditors' Report

         - Consolidated Balance Sheets

              - December 31, 2000
              - December 31, 1999

         - Consolidated Statements of Operations

              - Year ended December 31, 2000
              - Year ended December 31, 1999
              - Year ended December 31, 1998

         - Consolidated Statements of Stockholders' Deficit

              - For the years ended December 31, 2000, 1999 and 1998

         - Consolidated Statements of Cash Flows

              - Year ended December 31, 2000
              - Year ended December 31, 1999
              - Year ended December 31, 1998

         - Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules

         See Exhibit 99(a) - Schedule II - Valuation and Qualifying Accounts.

         All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in financial statements or the notes thereto.

(3)            Exhibits

*2(a)    -     Agreement and Plan of Merger, dated as of March 24, 1998, among
               Insilco Corporation, INR Holding Co., and Silkworm Acquisition
               Corporation (Exhibit 10(n) to the Registration Statement on Form
               S-4 (File No. 333-51145)) of Insilco Corporation.

*2(b)    -     Amendment No. 1 to the Agreement and Plan of Merger, dated June
               8, 1998, among Insilco Corporation, INR Holding Co., and Silkworm
               Acquisition Corporation (Exhibit 10(r) to the Registration
               Statement on From S-4 (File No. 333-51145) of Insilco
               Corporation).

*2(c)    -     Transaction Agreement dated July 20, 2000, by and among Insilco
               Holding Co. (and certain of its subsidiaries) and ThermaSys
               Holding Company (and certain of its subsidiaries) (Exhibit 2(a) to the Current Report on Form 8-K filed by Insilco Corporation on July 26, 2000 (File No. 0-24813)).

*3(a)    -     Certificate of Incorporation (Exhibit 3.1 to the Current Report
               on Form 8-K filed by Insilco Holding Co. on August 18, 1998 (File
               No. 0-24813)).

*3(b)    -     Bylaws (Exhibit 3.2 to the Current Report on Form 8-K filed by
               Insilco Holding Co. on August 18, 1998 (File No. 0-24813)).

*4(a)    -     Investors' Agreement, dated as of August 17, 1998, among Insilco
               Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039) of
               Insilco Holding Co.)

*4(b)    -     Indenture, dated as of November 9, 1998, between Insilco
               Corporation and the Trustee (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of
               Insilco Corporation).

*4(c)    -      First Supplemental Indenture, dated as of December 21, 1998, between Insilco Corporation and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*4(d)    -      Warrant Agreement, dated as of August 17, 1998, between Silkworm
               Acquisition Corporation and National City Bank, as Warrant Agent (Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-65039) of Insilco Holding Co.).

*4(e)    -      Assumption Agreement, dated as of August 17, 1998, between
               Insilco Holding Co. and National City Bank, as Warrant Agent (Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-65039) of Insilco Holding Co.).

*4(f)    -     Form of Class A. Warrant (Exhibit 4.3 to the Registration
               Statement on Form S-1 (File No. 333-65039) of Insilco Holding
               Co.).

*4(g)    -     Certificate of Designation with respect to Pay-In-Kind 15% Senior
               Exchangeable Preferred Stock due 2010 (Exhibit 4.4 to the
               Registration Statement on Form S-1 (File No. 333-65039) of
               Insilco Holding Co.).

*4(h)    -     Indenture, dated as of August 17, 1998, between Silkworm
               Acquisition Corporation and the Trustee (Exhibit 4.5 to the
               Registration Statement on Form S-1 (File NO. 333-65039) of
               Insilco

               Holding Co.)

*4(i)    -     First Supplemental Indenture dated as of August 17, 1998, between
               Insilco Holding Co. and the Trustee (Exhibit 4.6 to the
               Registration Statement on From S-1 (File No. 333-65039) of
               Insilco Holding Co.).

*4(j)    -     Indenture, dated as of August 12, 1997, between Insilco
               Corporation and the Trustee (Exhibit 4(j) to the Registration
               Statement on Form S-4 (File No. 333-36523) of Insilco
               Corporation).

*4(k)    -     Form of New Note (included in Exhibit 4(e) above) (Exhibit 4(k)
               to the Registration Statement on Form S-4 (File No. 333-36523) of
               Insilco Corporation).

*4(l)    -     Purchase Agreement, dated as of August 7, 1997, among Insilco
               Corporation and Goldman Sachs & Co., McDonald & Company
               Securities, Inc., and Citicorp Securities, Inc. (the "Initial
               Purchasers") (Exhibit 4(l) to the Registration Statement on Form
               S-4 (File No. 333-36523) of Insilco Corporation).

*4(m)    -     Exchange and Registration Rights Agreement, dated as of August
               12, 1997, between Insilco Corporation and the Initial Purchasers
               (Exhibit 4(m) to the Registration Statement on Form S-4 (File No.
               333-36523) of Insilco Corporation).

*4(n)    -     Warrant Agreement, dated as of November 9, 1998, between Insilco
               Holding Co. and the Warrant Agent (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-24813) of
               Insilco Holding Co.).

*4(o)    -     Warrant and Registration Rights Agreement, dated as of November
               9, 1998, between Insilco Corporation and Donaldson, Lufkin &
               Jenrette Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of
               Insilco Corporation).

*4(p)    -     Exchange and Registration Rights Agreement, dated as of November
               9, 1998, between Insilco Corporation and Donaldson, Lufkin &
               Jenrette Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of
               Insilco Corporation).

*4(q)    -     Second Supplemental Indenture, dated as of January 25, 1999, between Insilco Corporation and the Trustee (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-71947) of
               Insilco Corporation).

*10(a)   -     Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to
               the Registration Statement on Form S-8 (File No. 333-61809) of
               Insilco Holding Co.)**

*10(b)   -     Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the
               Registration Statement on Form S-8 (File No. 333-61809) of
               Insilco Holding Co.)**

*10(c)   -     Insilco Holding Co. and Insilco Corporation Equity Unit Plan
               (Exhibit 4(c) to the Registration Statement on Form S-8 (File No.
               333-61811) of Insilco Holding Co.) **

*10(d)   -     Credit Agreement among Insilco Corporation and a syndicate of banks and other financial institutions led by Donaldson, Lufkin &
               Jenrette Securities Corporation, DLJ Capital Funding, Inc. and
               The First National Bank of Chicago (Exhibit 10.4 to the
               Registration Statement on Form S-1 (File No. 333-71947) of
               Insilco Corporation).

*10(e)   -     Purchase Agreement, between Insilco Corporation, Insilco Holding
               Co. and Donaldson, Lufkin & Jenrette Securities Corporation
               (Exhibit 10(a) to Form 10-Q for the quarter ended September 30,
               1998 (File No. 0-22098) of Insilco Corporation).

*10(f)   -     Form of Indemnification Agreement adopted by Insilco Corporation as of July 30, 1990, entered into between Insilco Corporation and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10 Registration Statement (File No. 0-22098) of Insilco
               Corporation).

*10(g)   -     Form of Income Protection Agreement adopted by Insilco
               Corporation as of December, 1996, entered into between Insilco
               Corporation and the officers identified in Exhibit 10(f) (Exhibit
               10(h) to From 10-K for the year ended December 31, 1996, (File
               No. 0-22098) of Insilco Corporation).

*10(h)   -     Credit Agreement dated August 25, 2000, among Insilco
               Technologies, Inc., T.A.T. Technology, Inc., Various Financial
               Institutions, Bank One, NA, DLJ Capital Funding, Inc., and
               Huntington Bank (Exhibit 99(b) to Current Report on Form 8-K filed by Insilco Technologies, Inc., on September 7, 2000 (File
               No. 0-24813)).

21       -     Subsidiaries of Insilco Technologies, Inc.

23(a)    -     Consent of KPMG LLP.

24       -     Power of Attorney of officers and directors of Insilco appearing on the signature page hereof.

*25(a)   -     Statement of Eligibility and Qualification Under the Trust
               Indenture Act of 1939 (T-1) of the Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form S-4
               (File No. 333-36523) of Insilco Corporation).

*25(b)   -     Statement of Eligibility of Star Bank, N.A. on Form T-1 (Exhibit
               25.1 to the Registration Statement on form S-1 (File No.
               333-65039) of Insilco Holding Co.).

99(a)    -     Schedule II - Valuation and Qualifying Accounts.

------------

*          Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

(B)        REPORTS ON FORM 8-K

           A report, dated November 7, 2000, on Form 8-K was filed with the SEC on November 7, 2000, pursuant to Items 5 and 7 of that form.

           A report, dated December 19, 2000, on Form 8-K was filed with the SEC on December 19, 2000, pursuant to Items 5 and 7 of that form.

           A report, dated January 11, 2001, on Form 8-K was filed with the SEC on January 16, 2001, pursuant to Items 5 and 7 of that form.

           A report, dated, January 17, 2001, on Form 8-K was filed with the SEC on January 17, 2001, pursuant to Items 5 and 7 of that form.

(C)        EXHIBITS

           The Exhibits to this report begin immediately following the Consolidated Financial Statements.

(D)        FINANCIAL STATEMENTS SCHEDULES:

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


                                  INSILCO HOLDING CO.

Date: April 2, 2001               By:   /s/ Michael R. Elia
                                        -------------------------------------
                                        Michael R. Elia
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.


             David A. Kauer*                       President, Chief Executive                        )      April 2, 2001
             --------------------------------      Officer and Director                              )
             David A. Kauer                        (Principal Executive Officer)                     )


             Michael R. Elia*                      Vice President, Chief Financial Officer,          )      April 2, 2001
             --------------------------------      Treasurer and Secretary                           )
             Michael R. Elia                       (Principal Accounting Officer)                    )

             Thompson Dean*                                                                          )      April 2, 2001
             --------------------------------      Director                                          )
             Thompson Dean


             James E. Ashton*                                                                        )      April 2, 2001
             --------------------------------      Director                                          )
             James E. Ashton

             George A. Peinado*                                                                      )      April 2, 2001
             --------------------------------      Director                                          )
             George A. Peinado

             John F. Fort III*                                                                       )      April 2, 2001
             --------------------------------      Director                                          )
             John F. Fort III

             David Y. Howe*                                                                          )      April 2, 2001
             --------------------------------      Director                                          )
             David Y. Howe


             /s/ David A. Kauer
             --------------------------------
By:          *David A. Kauer
             Attorney-in-Fact

                      INSILCO HOLDING CO. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report                                              F-2


Consolidated Balance Sheets                                               F-3
    - December 31, 2000
    - December 31, 1999


Consolidated Statements of Operations                                     F-4
    - Year ended December 31, 2000
    - Year ended December 31, 1999
    - Year ended December 31, 1998


Consolidated Statement of Stockholders' Deficit
    - For the years ended December 31, 2000, 1999 and 1998                F-5


Consolidated Statements of Cash Flows                                     F-7
    - Year ended December 31, 2000
    - Year ended December 31, 1999
    - Year ended December 31, 1998


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insilco Holding Co. and subsidiaries as of December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Columbus, Ohio                                                     KPMG LLP
February 2, 2001

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                                 (In thousands)

                                          Assets                                2000             1999
                                          ------                                ----             ----
Current Assets:
    Cash and cash equivalents                                              $    28,087            6,454
    Trade receivables, net                                                      61,609           39,347
    Other receivables                                                            1,818              861
    Inventories, net                                                            58,779           34,900
    Deferred taxes                                                               2,373            7,459
    Net assets of discontinued operations                                         --            107,289
    Prepaid expenses and other current assets                                    5,400            2,066
                                                                           -----------      -----------
        Total current assets                                                   158,066          198,376
Property, plant, and equipment, net                                             58,274           49,555
Deferred taxes                                                                   1,077            9,764
Goodwill, net                                                                  121,326            5,688
Other assets and deferred charges                                               17,745           16,778
                                                                           -----------      -----------
        Total assets                                                       $   356,488          280,161
                                                                           ===========      ===========

                            Liabilities and Stockholders' Deficit
                            -------------------------------------
Current Liabilities:
    Current portion of long-term debt                                      $     5,120            1,266
    Accounts payable                                                            28,655           20,164
    Accrued expenses and other current liabilities                              41,800           25,681
    Income taxes payable                                                        23,935            1,253
                                                                           -----------      -----------
        Total current liabilities                                               99,510           48,364
Long-term debt, excluding current portion                                      374,737          400,594
Other long-term liabilities, excluding current portion                          21,354           30,956
                                                                           -----------      -----------
      Total Liabilities                                                        495,601          479,914
                                                                           -----------      -----------
Minority interest                                                                 --                100
15% Preferred stock; 3,000,000 shares authorized
    1,400,000 shares issued and outstanding at December 31,
    2000 and 1999 (redemption value $73,000,000)                                47,088           40,113
Stockholders' deficit:
    Common stock, $.001 par value; 15,000,000 shares authorized;
    1,480,849 shares issued and outstanding at Dec. 31, 2000,
    1,472,487 shares issued and 1,455,335 outstanding at Dec. 31, 1999               1                1
    Treasury stock, at cost                                                       --               (480)
    Additional paid-in capital                                                  65,873           62,914
    Accumulated deficit                                                       (248,500)        (299,178)
    Accumulated other comprehensive loss                                        (3,575)          (3,223)
                                                                           -----------      -----------
        Total stockholders' deficit                                           (186,201)        (239,966)
Commitments and contingencies (See Notes 10, 14, and 18)
                                                                           -----------      -----------
        Total liabilities and stockholders' deficit                        $   356,488          280,161
                                                                           ===========      ===========

See accompanying notes to consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                      Consolidated Statement of Operations
                    Years Ended December 31, 2000, 1999, 1998
                                 (In Thousands)

                                                                   2000           1999           1998
                                                                ---------      ---------      ---------
Sales                                                           $ 370,848        248,042        220,939
Cost of products sold                                             266,938        191,295        159,727
Depreciation and amortization                                      14,834         10,176          8,332
Selling, general and administrative expenses                       51,630         40,256         41,403
Merger expenses                                                      --             --           25,529
Restructuring charge                                                 --            5,787           --
                                                                ---------      ---------      ---------
       Operating income (loss)                                     37,446            528        (14,052)
                                                                ---------      ---------      ---------
Other income (expense):
    Interest expense                                              (50,837)       (47,256)       (32,271)
    Interest income                                                   391            391            933
    Other income, net                                              (1,035)         9,993          3,101
                                                                ---------      ---------      ---------
       Total other expense                                        (51,481)       (36,872)       (28,237)
                                                                ---------      ---------      ---------
       Loss from continuing operations before income taxes,
        discontinued operations and extraordinary items           (14,035)       (36,344)       (42,289)
Income tax benefit                                                  5,221         16,666         10,359
                                                                ---------      ---------      ---------
       Loss from continuing operations before
         discontinued operations and extraordinary items           (8,814)       (19,678)       (31,930)
Discontinued operations, net of tax:
    Income from operations                                          5,948         21,634         19,787
    Gain on disposal                                               63,583           --             --
                                                                ---------      ---------      ---------
       Income from discontinued operations                         69,531         21,634         19,787
                                                                ---------      ---------      ---------
       Income (loss) before extraordinary items                    60,717          1,956        (12,143)
Extraordinary items, net of tax                                    (3,064)          --           (5,888)
                                                                ---------      ---------      ---------
          Net income (loss)                                        57,653          1,956        (18,031)
Preferred stock accretion                                          (6,975)        (6,019)        (2,044)
                                                                ---------      ---------      ---------
          Net income (loss) available to common                 $  50,678         (4,063)       (20,075)
                                                                =========      =========      =========
Basic earnings (loss) available per common share:
    Loss from continuing operations                             $  (10.41)        (16.49)        (10.75)
    Discontinued operations                                         45.84          13.88           6.26
    Extraordinary items                                             (2.02)          --            (1.86)
                                                                ---------      ---------      ---------
       Basic net income (loss) per share                        $   33.41          (2.61)         (6.35)
                                                                =========      =========      =========
Diluted earnings (loss) available per common share:
    Loss from continuing operations                             $  (10.41)        (16.49)        (10.75)
    Discontinued operations                                         45.84          13.88           6.26
    Extraordinary items                                             (2.02)          --            (1.86)
                                                                ---------      ---------      ---------
       Diluted net income (loss) per share                      $   33.41          (2.61)         (6.35)
                                                                =========      =========      =========

See accompanying notes to consolidated financial statements

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Deficit
              For the Years Ended December 31, 2000, 1999, and 1998
                                 (In Thousands)

                                                                                                          Accumulated
                                                               Common            Additional                  Other         Total
                                                              Stock Par Treasury   Paid-in   Accumulated Comprehensive Stockholders'
                                                             Value $.001 Stock     Capital     Deficit        Loss        Deficit
                                                              --------   ------     ------     -------       ------       --------
Balance at December 31, 1997                                  $      5  (16,268)      --       (82,756)      (3,309)      (102,328)
    Comprehensive income:
        Net loss                                                  --       --         --       (18,031)        --          (18,031)
        Other comprehensive loss:
           Foreign currency translation adjustment                --       --         --          --             16             16
           Minimum pension liability adjustment                   --       --         --          --         (1,805)        (1,805)
                                                                                                                          --------
    Total comprehensive loss                                                                                               (19,820)
                                                                                                                          --------
    Cash merger consideration                                     --       --         --      (180,241)        --         (180,241)
    Merger Eliminations (Note 1)                                    (5)  16,268     (4,220)    (12,043)        --             --
    Accretion of preferred stock                                  --       --         --        (1,994)        --           (1,994)
    Amortization of issuance discounts                            --       --         --           (50)        --              (50)
    Issuance of common stock                                         1     --       56,007        --           --           56,008
    Issuance of warrants                                          --       --        5,226        --           --            5,226
    Issuance of shares upon exercise of stock options             --       --        3,281        --           --            3,281
    Issuance of equity units to management                        --       --        2,657        --           --            2,657
    Tax benefit from exercise of stock options                    --       --          939        --           --              939
                                                              --------   ------     ------     -------       ------       --------
Balance at December 31, 1998                                  $      1     --       63,890    (295,115)      (5,098)      (236,322)
    Comprehensive income:
        Net Income                                                --       --         --         1,956         --            1,956
        Other comprehensive income:
           Foreign currency translation adjustment                --       --         --          --             70             70
           Minimum pension liability adjustment                   --       --         --          --          1,805          1,805
                                                                                                                          --------
    Total comprehensive income                                                                                               3,831
                                                                                                                          --------
    Accretion of preferred stock                                  --       --         --        (6,019)        --           (6,019)
    Deferral of bonuses under equity unit plan                    --       --          183        --           --              183
    Return of common stock and equity units from management       --       (480)    (1,422)       --           --           (1,902)
    Tax benefit from valuation allowance reconciliation           --       --          263        --           --              263
                                                              --------   ------     ------     -------       ------       --------
Balance at December 31, 1999                                  $      1     (480)    62,914    (299,178)      (3,223)      (239,966)

See accompanying notes to consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Deficit
              For the Years Ended December 31, 2000, 1999, and 1998
                                 (In Thousands)
                                  (continued)

                                                                                                          Accumulated
                                                               Common            Additional                  Other         Total
                                                              Stock Par Treasury   Paid-in   Accumulated Comprehensive Stockholders'
                                                             Value $.001 Stock     Capital     Deficit        Loss        Deficit
                                                              --------   ------     ------     -------       ------       --------
Balance at December 31, 1999                                  $      1     (480)    62,914    (299,178)      (3,223)      (239,966)

    Comprehensive income:
      Net Income                                                  --       --         --        57,653         --           57,653
      Other comprehensive income:
        Foreign currency translation adjustment                   --       --         --          --           (352)          (352)
                                                                                                                          --------
    Total comprehensive income                                                                                              57,301
                                                                                                                          --------
    Accretion of preferred stock                                  --       --         --        (6,975)        --           (6,975)
    Reissuance of treasury stock                                  --        480       (480)       --           --             --
    Return of equity units to management (net of tax benefit)     --       --         (443)       --           --             (443)
    Tax benefit from valuation allowance reconciliation           --       --        3,882        --           --            3,882
                                                              --------   ------     ------     -------       ------       --------
Balance at December 31, 2000                                  $      1     --       65,873    (248,500)      (3,575)      (186,201)
                                                              ========   ======     ======    ========       ======       ========





See accompanying notes to consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999, and 1998
                                 (In thousands)

                                                                                2000           1999           1998
                                                                                ----           ----           ----
Cash flows from operating activities:
     Net income (loss)                                                       $  57,653          1,956        (18,031)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Net income from discontinued operations                               (5,948)       (21,634)       (19,787)
          Depreciation and amortization                                         14,834         10,176          8,332
          Deferred tax benefit                                                  (2,358)        (8,728)        (6,714)
          Gain on sale of Romac and McKenica equipment                            --           (9,485)          --
          Other noncash charges and credits                                     19,289         15,389         11,768
     Changes in operating assets and liabilities:
          Receivables                                                            3,926         (4,863)        (2,210)
          Inventories                                                           (9,089)           118         (1,511)
          Prepaids                                                              (3,094)           535           (136)
          Payables                                                              (4,488)         5,503         (4,244)
          Other current liabilities and other                                   (6,069)        (2,609)         8,423
     Discontinued operations:
          Gain on sale                                                         (63,583)          --             --
          Depreciation                                                           6,950         12,751         11,827
          Changes in operating assets and liabilities                            8,037         14,002         11,480
                                                                             ---------      ---------      ---------
              Net cash provided by (used in) operating activities               16,060         13,111           (803)
                                                                             ---------      ---------      ---------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                       (156,193)       (25,340)        (2,308)
     Proceeds from disposal of businesses and other investing activities           120         18,495             31
     Capital expenditures                                                       (9,879)        (7,215)        (8,826)
     Discontinued operations:
          Proceeds from divestitures, net                                      217,343           --             --
          Capital expenditures                                                  (5,341)        (9,245)       (11,329)
                                                                             ---------      ---------      ---------
              Net cash provided by (used in) investing activities               46,050        (23,305)       (22,432)
                                                                             ---------      ---------      ---------
Cash flows from financing activities:
     Payments on long term debt                                                 (1,445)        (4,955)           (49)
     (Return) issuance of equity units (from) to management                       (948)        (1,719)         2,657
     Debt issuance and tender costs                                             (6,758)          --          (16,394)
     Proceeds from (payments on) Revolving Facility                            (72,527)        16,207        (41,498)
     Funds received (deposited) in excess of retired 10 1/4% Notes                --            2,032         (2,032)
     Proceeds from sale of minority interest                                      --              100           --
     Payment of prepetition liabilities                                           --           (1,086)        (2,735)
     Sale (retirement) of 10 1/4% Notes                                           --           (1,526)      (148,474)
     Proceeds from Term Facilities                                              41,321           --          125,000
     Proceeds from 12% Notes and warrants                                         --             --          120,000
     Proceeds from sale of 14% Notes and warrants                                 --             --           70,205
     Issuance of common stock                                                     --             --           56,008
     Issuance of preferred stock and warrants                                     --             --           35,000
     Proceeds from stock option exercise                                          --             --            3,281
     Cash merger consideration                                                    --             --         (180,241)
                                                                             ---------      ---------      ---------
              Net cash provided by (used in) financing activities              (40,357)         9,053         20,728
                                                                             ---------      ---------      ---------
Effect of exchange rate changes on cash                                           (120)           (15)             3
                                                                             ---------      ---------      ---------
              Net increase (decrease) in cash and cash equivalents              21,633         (1,156)        (2,504)
Cash and cash equivalents at beginning of period                                 6,454          7,610         10,114
                                                                             ---------      ---------      ---------
Cash and cash equivalents at end of period                                   $  28,087          6,454          7,610
                                                                             =========      =========      =========
Supplemental information - cash paid for:
     Interest                                                                $  36,908         31,993         31,744
                                                                             =========      =========      =========
     Income taxes paid (refunded)                                            $   8,611            601         (4,908)
                                                                             =========      =========      =========

See accompanying notes to consolidated financial statements

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)     History of the Company
        ----------------------

        Insilco Holding Co. ("Holdings" or the "Company"), a Delaware corporation, is a diversified producer of telecommunications and electronics components. On August 17, 1998, a series of transactions involving the Company was completed. These transactions included, among other things, the merging of Insilco ReorgSub Company (then a wholly owned subsidiary of Holdings (then a wholly owned subsidiary of Insilco Technologies, Inc.)) with and into Insilco Technologies, Inc. ("Insilco"), formerly Insilco Corporation, with Insilco continuing as the surviving corporation and as the wholly owned subsidiary of Holdings (the "Reorganization Merger") and pursuant to which each stockholder of Insilco had his or her shares of Insilco converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of Insilco.

        Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate of DLJ Merchant Banking Partners, II, L.P. (DLJMB), merged with and into Holdings (the "Merger," and together with the Reorganization Merger, the "Mergers"), and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings Common Stock. Thus, as a result of the Mergers, each stockholder of Insilco, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock. Concurrently with the consummation of the Mergers, the DLJMB Funds purchased 1,400,000 shares of Holdings 15% Senior Exchangeable Preferred Stock due 2012 (the "PIK Preferred Stock"), and warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.001 per share.

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

        Immediately prior to the effectiveness of the Reorganization Merger, each outstanding option to acquire shares of the common stock of Insilco granted to employees and directors, whether or not vested (the "Options") was canceled and in lieu thereof, each holder of an Option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the Option multiplied by (y) the number of shares subject to the Option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such Options elected to utilize amounts otherwise receivable by them to purchase $1.0 million of equity and $2.7 million of equity units of Holdings.

        The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share,
        (ii) the issuance by Silkworm to DLJMB, CVC and certain members of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which was converted into Holdings Common Stock in the Merger),
        (iii) the issuance by Holdings to DLJMB, for an aggregate consideration of $35.0 million, of 1,400,000 shares of the Holding's 15% Senior Exchangeable Preferred Stock due 2012 ("PIK Preferred Stock") and the warrants to purchase 65,603 shares of Holdings Common Stock at

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        an exercise price of $0.001 per share, and (iv) approximately $43.1 million of new borrowings under the Insilco's existing credit facility (the "1997 Credit Facility"). In addition, Insilco paid a cash dividend to Holdings of $30.9 million following the Mergers.

        The Company incurred $25,529,000 of costs related to the Merger in 1998.

        DISCONTINUED OPERATIONS

        On August 25, 2000, we sold our "Automotive Businesses" to ThermaSys Holding Company, ThermaSys Corporation, a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II Inc., and ThermaSys III Inc., for net proceeds of $144.5 million. The ThermaSys companies are owned by our majority shareholders. The gain on sale was $20.5 million, net of taxes of $17.3 million. The "Automotive Businesses" manufacture, sell and distribute tubing and heat exchanger products and transmission and suspension components through General Thermodynamics and Thermal Components, both divisions of the Company, and the following wholly-owned subsidiaries of the company: Steel Parts Corporation, Arup Alu-Rohr und Profil GmbH, Thermal Transfer Products, Ltd., Great Lake, Inc., and Thermal Components Inc., as well as the Company's 51% ownership in Dalian General Thermodynamics Incorporated, Ltd. As a result of this sale, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation. Proceeds from the sale were used to reduce bank debt. Revenues associated with the discontinued "Automotive Businesses" for the years 2000, 1999, and 1998 were $160.0 million, $228.3 million, and $213.4 million respectively. At December 31, 1999, and 1998, the net assets of the "Automotive Business" were $106.8 million and $96.8 million, respectively.

        On February 11, 2000, the Company, through its wholly-owned subsidiary Insilco, executed a definitive sale agreement with TP Acquisition Corp., a wholly-owned subsidiary of Castle Harlan Partners III, L.P. to sell it publishing business, Taylor Publishing Company for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working adjustments were used to reduce borrowings under Insilco's Term Credit Facility. The gain on the sale was $43.4 million, net of taxes of $23.2 million. The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Publishing Business as a discontinued operation. Revenues associated with the discontinued Publishing Business for the years 2000, 1999, and 1998 were $1.6 million, $103.7, and $101.3, respectively. At December 31, 1999, and 1998, the net assets of the Publishing Business were $0.8 million and $6.0 million, respectively.

        ACQUISITIONS

        On August 25, 2000, the Company, through Insilco, purchased Precision Cable Manufacturing (Precision) for a gross purchase price of $54.8 million, including final working capital adjustments. The purchase price, net of cash acquired, and including estimated costs incurred directly related to the transaction and final working capital adjustments, was $55.0 million. Precision is a Rockwall, Texas-based cable and wire assembly provider primarily to the telecommunications industry. The purchase price was financed with borrowings under Insilco's amended credit facility. The purchase method of accounting has been used to account for the purchase, according, the results of operations of Precision have been included in the Company's consolidated financial statements from August 25, 2000. The preliminary excess of the purchase price over net identifiable assets acquired is $37.9 million, and is being amortized on a straight-line basis over 20 years. The Company expects any adjustments to the excess to be resolved within one year of the purchase and does not expect these adjustments to be material. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        On February 17, 2000, the Company, through Insilco and through two newly created wholly owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc., purchased 9011-7243 Quebec Inc. The surviving company, TAT Technologies, is a wholly owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The entire purchase price was financed with borrowings under Insilco's Term Credit Facility. The gross purchase price paid by the Company was $102.1 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $100.6 million. The purchase method of accounting has been used to account for the purchase, accordingly, the results of operations of TAT have been included in the Company's consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired is $82.4 million, and is being amortized on a straight-line basis over 20 years.

        On January 25, 1999, the Company, through Insilco, purchased the stock of Eyelets for Industries, Inc. ("EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Insilco's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the net identifiable assets acquired of $3.7 million includes costs for employee terminations, facility closure and related costs of $0.4 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In addition, the Company also entered into a Sales Participation Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill.

        The purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The fair value of the assets acquired totaled $91.9 million and the liabilities assumed totaled $34.9 million.

        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results or operations for the years ended 2000 and 1999, which assume the transaction occurred at the beginning of the period are as follows (in thousands):

                                                                      Year Ended
                                                                      December 31,
                                                                  2000           1999
                                                               ---------      ---------
Net Sales                                                      $ 416,299        328,623

Loss from continuing operations before extraordinary items     $  (8,299)       (33,032)

Net loss                                                       $ (11,363)       (33,032)

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

        Pro Forma Results of Operations
        -------------------------------

        In 2000, through Insilco, the Company acquired TAT Technologies and Precision Cable Manufacturing with borrowings under the Company's Credit Facilities. Also, in 2000, the Company disposed of its "Automotive Business" and its "Specialty Publishing Business" (see Note 1). In 1998, the Company completed the Mergers (See Note 1). These transactions affect the comparability of the Company's financial position, results of operations and cash flows for 2000 compared to prior periods. As a result of these transactions, the Company has presented pro forma results of operations for 2000 and 1999 as if all of these transactions occurred at the beginning of the respective periods (see Note 1).

        Cash Equivalents
        ----------------

        Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

        Trade Receivables
        -----------------

        Trade receivables are presented net of allowances for doubtful accounts and sales returns of $1.8 million at December 31, 2000 and 1999, respectively.

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

        Goodwill
        --------

        Goodwill represents the excess of cost of net assets acquired in business combinations over their fair values. It is amortized on a straight-line basis over estimated periods to be benefited (not exceeding 20 years). The recovery of the carrying value of goodwill is periodically evaluated in relation to the operating performance and future undiscounted net cash flows of the related businesses acquired.

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

        Fair Value of Financial Instruments
        -----------------------------------

        Fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate book value at December 31, 2000 and 1999. Fair value of debt is based upon market value, if traded, or discounted at the estimated rate the Company would incur currently on similar debt (See Note 8).

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

        Earnings Per Share
        ------------------

        The Company accounts for earnings per share ("EPS") under Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". Under SFAS 128, the Company computes two earnings per share amounts - basic EPS and EPS assuming dilution. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the period. EPS assuming dilution is based on the weighted average number of shares of common stock outstanding for the period, including common stock equivalents which reflect the dilutive effect of stock options granted to employees and directors and the warrants sold with Insilco's 12% Notes.

        Estimates
        ---------

        In conformity with generally accepted accounting principles, the preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and therefore actual results may ultimately differ from those estimates.

        Impact of Recently Issued Accounting Standards
        ----------------------------------------------

        In June 2000, the FASB issued Statement No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133." This statement addresses a limited number of Statement 133 implementation issues. The statement has the same effective date as the FASB Statement No. 137. In June 1999, the FASB issued Statement No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133", which deferred the effective date of FASB Statement No. 133 until years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        The Company has adopted the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement will not have a significant effect on its results of operations or financial position.

(3)     Inventories
        -----------

        A summary of inventories at December 31 follows (in thousands):

                                        2000        1999
                                        ----        ----

        Raw materials and supplies     $31,620      17,042
        Work in process                 11,234       6,382
        Finished goods                  15,925      11,476

                                       -------     -------
                                       $58,779      34,900
                                       =======     =======

 (4)    Property, Plant and Equipment
        -----------------------------

        A summary of property, plant and equipment at December 31 follows (in thousands):

                                                  2000           1999
                                                  ----           ----

        Land                                   $   4,088          3,152
        Buildings                                 20,239         16,042
        Machinery and equipment                   85,162         71,436
                                               ---------      ---------
                                                 109,489         90,630
             Less accumulated depreciation       (51,215)       (41,075)
                                               ---------      ---------
                                               $  58,274         49,555
                                               =========      =========



(5)     Goodwill and Other Assets and Deferred Charges
        ----------------------------------------------

        A summary of goodwill and other assets and deferred charges at December 31 follows (in thousands):

                                                                 2000         1999
                                                                 ----         ----
        Goodwill, net                                          $121,326        5,688

          Deferred financing costs                               13,374       11,749
          Cash surrender value of life insurance                  2,878        2,728
          Other                                                   1,493        2,301
                                                               --------     --------
            Subtotal of other  assets and deferred charges       17,745       16,778
                                                               --------     --------
                                                               $139,071       22,466
                                                               ========     ========

        Goodwill amortization for the years ended December 31, 2000, 1999, and 1998 was $4.5 million, $0.2 million and $0, respectively. Accumulated amortization at December 31, 2000, and 1999 was $4.7

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        million and $0.2 million, respectively.

(6)     Accrued Expenses and Other Current Liabilities
        ----------------------------------------------

        A summary of accrued expenses and other current liabilities at December 31 follows (in thousands):

                                                            2000        1999
                                                            ----        ----

        Salaries and wages payable                         $ 4,440       2,305
        Accrued performance-related bonus expenses          15,538        --
        Pension                                              7,456       7,219
        Accrued interest payable                             6,542       7,502
        Current portion of other long term liabilities         864         919
        Other accrued expenses                               6,960       7,736
                                                           -------     -------
                                                           $41,800      25,681
                                                           =======     =======


(7)     Long-term Debt and Warrants
        ---------------------------

        A summary of long-term debt at December 31 follows (in thousands):

                                               2000           1999
                                               ----           ----
        Term Facilities                     $ 160,000        120,061
        12% Senior Subordinated Notes         119,807        119,777
        14% Senior Discount Notes              95,165         82,756
        Revolving Facility                      4,500         60,000
        Alternative Currency Borrowings          --           19,068
        Miscellaneous                             385            198
                                            ---------      ---------
                                              379,857        401,860
        Less current portion                   (5,120)        (1,266)
                                            ---------      ---------
                                            $ 374,737        400,594
                                            =========      =========


        On August 25, 2000, through Insilco, the Company amended and restated Insilco's Bank Credit Agreement ("Bank Credit Agreement"). The Bank Credit Agreement provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"); a $35.0 million 6 year senior secured amortizing Term A loan ("Term A Facility"); and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term B Facility"). The Company also had the option to increase the Credit Facilities by an additional $25.0 million. On January 9, 2001, the Company used this option to increase the Credit Facility by $25.0 million to partially fund the acquisition of InNet Technologies, Inc.
        (see further discussion at the Subsequent Events footnote.)

        As of December 31, 2000, the Company had outstanding $4.5 million under the Revolving Facility, $35.0 million under the Term A Facility and $125.0 million under the Term B Facility.

        As a result of the above amendment and restatement, the Company recorded an extraordinary charge of $3.1 million (net of a tax benefit of $1.8 million) related to the write-off of unamortized debt issuance costs associated with its 1998 Bank Credit Agreement.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        The Revolving Facility provides for a $35.0 million sublimit for issuance of letters of credit and up to a $15.0 million sublimit for Canadian Dollar borrowings and up to a $15.0 million sublimit for Euro Dollar borrowings. The Revolving Facility matures on the sixth anniversary of the agreement. There are no mandatory prepayments.

        The Term A Facility is subject to mandatory quarterly prepayments in each of its six years, beginning with December 2000, as follows:
        $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility is subject to mandatory quarterly prepayments of $375,000 for the first six years and quarterly payments of $35.3 million in the seventh year.

        Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or Bank One's Base Rate, plus an applicable margin. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). LIBOR at December 31, 2000 was 6.565%. The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At December 31, 2000, the applicable margin for the Term A Facility and the Revolving Facility was LIBOR plus 3.25%. At December 31, 2000, the applicable margin for the Term B Facility was LIBOR plus 3.75%. The unused commitment fee at December 31, 2000, was 0.5%. The applicable margins and unused commitment fee are determined by the Company's leverage ratio.

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

        The Company was in compliance with the covenants of its Credit Facilities as of December 31, 2000.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        The combined aggregate amount of maturities for all long-term borrowings for each of the next five years is as follows (in thousands):

                              2001       2002       2003       2004       2005
                              ----       ----       ----       ----       ----

        Term A Facility      $3,500      3,938      5,688      7,000      7,000
        Term B Facility       1,500      1,500      1,500      1,500      1,500
        Revolving Facility     --         --         --         --         --
        Miscellaneous           120         86         44         17         17
                             ------     ------     ------     ------     ------

                             $5,120      5,524      7,232      8,517      8,517
                             ======     ======     ======     ======     ======

        On February 16, 2000, the Company, through Insilco, amended certain terms of Insilco's Bank Credit Agreement to, among other things, (1) permit the Company to consummate the TAT acquisition, (2) provide that TAT assume up to $90.0 million in aggregate principal amount of the Term Loans, (3) release the Company's direct obligations in respect of such assumed portion of the Term Loans and (4) increase the interest rate applicable to the loans in certain circumstances.

        As of December 31, 2000, the Company had no borrowings under the sublimit for alternative currency borrowing. As of December 31, 1999, under the sublimit for alternative currency borrowings, the Company had borrowed $19.1 million (37.1 million German Deutsche Marks). The Company's alternative currency borrowing is designed to hedge the Company's net investment in its German operations. The change, if any, to the net investment as a result of foreign currency fluctuations is included in stockholders' equity as a foreign currency translation adjustment. The alternative currency borrowing is denominated in German Deutsche Marks and bears interest based on one to six month German LIBOR rates plus an applicable margin based on the Company's leverage ratio (such LIBOR rates approximated 3.17% to 3.52% at December 31, 1999).

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

        The 14% Notes are not redeemable prior to August 15, 2003. Thereafter, they are subject to redemption for 107.000% of the accreted value from August 15, 2003 to August 14, 2004, 104.667% from August 15, 2004 to
        August 14, 2005, 102.333% from August 15, 2005 to August 14, 2006 and
        100.000% on or after August 15, 2006, plus any accrued and unpaid interest from August 15, 2003 to the redemption date. As of December 31, 2000, 49,000 of the warrants to purchase 15,925 shares of the Company's Common Stock at a purchase price of $0.01 per share remained outstanding and expire on August 15, 2008.

        The indentures governing the 14% Notes contain certain covenants, which limit the Company's ability to (i) incur additional indebtedness; (ii) make restricted payments (including dividends); (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) merge, consolidate or sell substantially all of the Company's assets.

        As a result of the Merger (See Note 1), Insilco was required to make an Offer to Purchase, as defined in the indenture relating to the 10 1/4% Notes (the "10 1/4% Note Indenture"), the entire $150 million of outstanding 10 1/4% Notes, which were issued on August 12, 1997, at 101% of their aggregate principal amount, plus accrued interest. Insilco has repurchased all $150.0 million of the 10 1/4% Notes.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        On November 9, 1998, through Insilco, the Company completed the sale of $120 million of Insilco 12% Senior Subordinated Notes due 2007 (the "12% Notes") with 120,000 warrants to purchase 62,400 shares of Holdings common stock at $45 per share. The net proceeds of approximately $116.4 million, after payment of $3.6 million in underwriting fees to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and other expenses, was used (along with borrowings from the credit facilities) to fund the repurchase of the 10 1/4% Notes. As of December 31, 2000 all of the 120,000 warrants to purchase 62,400 shares of the Company's Common Stock at a purchase price of $45.00 per share remained outstanding and expire on August 15, 2007.

        On November 24, 1998, through Insilco, the Company amended and restated Insilco's Bank Credit Agreement. The Bank Credit Agreement provided for two credit facilities (the "Credit Facilities"): a $175 million, 4.8 year senior secured revolving loan ("Revolving Facility") and a $125 million, 7 year senior secured amortizing term loan ("Term Facility").

        In 1998, the Company recorded an extraordinary charge of $5.9 million, (net of a tax benefit of $4.0 million) related to the write-off of deferred financing costs associated with its 1997 Bank Credit Agreement and 10 1/4% Notes.

 (8)    Fair Value of Financial Instruments
        -----------------------------------

        The estimated fair value at December 31 of financial instruments, other than current assets and liabilities, follows (in thousands):

                                                       2000                       1999
                                                ---------------------     ---------------------
                                                            Estimated                 Estimated
                                              Book Value    Fair Value   Book Value   Fair Value
                                                --------     --------     --------     --------
        Debt:
             12% Senior Subordinated Notes      $119,807      118,609      119,777      117,381
             14% Senior Discount Notes            95,165       53,768       82,756       40,550
             Bank revolving credit facility        4,500        4,500       79,068       79,068
             Bank term loan                      155,000      155,000      118,811      118,811
             Miscellaneous                           265          265          182          182
                                                --------     --------     --------     --------
                                                $374,737      332,142      400,594      355,992
                                                ========     ========     ========     ========

        The estimated fair values were determined using the December 31, 2000 market prices. The Company is exposed to market risk for changes in interest rates, but has no off-balance sheet risk of accounting loss.

(9)     Dividend Restrictions
        ---------------------

        The Company is a holding company and its ability to make payments in respect of the 14% Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries. Insilco and its subsidiaries are parties to the Bank Credit Agreement and Insilco is party to the 12% Note indenture, each of which imposes substantial restrictions on Insilco's ability to pay dividends or make other distributions to the Company. Under the Bank Credit Agreement, Insilco is prohibited from payment dividends.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)    Other Long-Term Liabilities
        ---------------------------

        A summary of other long-term liabilities at December 31 follows (in thousands):

                                                                      2000          1999
                                                                      ----          ----
        Post-retirement benefits, other than pensions (Note 12)     $  5,123         5,494
        Prepetition and other tax liabilities                          9,888        17,883
        Environmental liabilities                                      5,312         6,411
        Deferred compensation and other                                1,895         2,087
                                                                    --------      --------
                                                                      22,218        31,875
             Less current portion                                       (864)         (919)
                                                                    --------      --------
                                                                    $ 21,354        30,956
                                                                    ========      ========

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

        The environmental liabilities included in other long-term obligations represent the estimate of cash obligations that will be required in future years for these environmental remediation activities. The Company has estimated the exposure and accrued liability to be approximately $5.3 million relating to these environmental matters at December 31, 2000. These liabilities are undiscounted and do not assume any possible recoveries from insurance coverage or claims which the Company may have against third parties. The estimate is based upon research and the professional services of outside consulting and engineering firms. Because of uncertainty associated with the estimation of these liabilities and potential regulatory changes, it is reasonably possible that these estimated liabilities could change in the near term but it is not expected that the effect of any such change would be material to the consolidated financial statements in the near term.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)    Preferred Stock and Warrants
        ----------------------------

        On August 12, 1998, the Company issued and sold $73,000,000 principal amount at maturity ($35,000,000 initial accreted value) of the Company's 15% Senior Exchangeable Preferred Stock due 2010 ("PIK Preferred Stock") and detachable warrants to purchase 65,603 shares of the Company's Common Stock. On March 12, 1999, the 65,603 warrants were exercised and 65,603 shares were issued.

        The Company has authorized 3,000,000 shares of PIK Preferred Stock, par value $0.001 per share. Each share of PIK Preferred Stock accretes cumulative, quarterly dividends at a compound rate of 15% per annum. Prior to August 1, 2003, dividends on the PIK Preferred Stock are payable in additional shares of PIK Preferred Stock. After August 1, 2003, dividends are payable in cash. Shares of PIK Preferred Stock have a liquidation preference equal to the sum of $25 plus, subject to certain conditions, accreted dividends. The PIK Preferred Stock is subject to redemption at the option of the Company at any time, at 115.00% of liquidation preference prior to August 1, 2003, at 107.50% of liquidation preference from August 1, 2003, to July 31, 2004, at 105.00% of liquidation preference from August 1, 2004, to July 31, 2005, at 102.50% of liquidation preference from August 1, 2005, to July 31, 2006, and at 100.00% of liquidation preference thereafter.

        The PIK Preferred Stock is non-voting and is mandatorily redeemable on August 1, 2010. Through December 31, 2000, the Company accreted $15.0 million toward the payment of dividends on the PIK Preferred Stock.

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

        A summary of the plans' funded status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                   2000                       1999
                                                         -------------------------   -------------------------
                                                            Assets     Accumulated     Assets      Accumulated
                                                            Exceed       Benefits      Exceed        Benefits
                                                         Accumulated      Exceed     Accumulated      Exceed
                                                           Benefits       Assets       Benefits       Assets
Changes in benefit obligation:

        Benefit obligation at beginning of year            $ 63,316         4,273        66,316         4,371
        Service cost                                          1,764            56         2,346           311
        Interest cost                                         4,640           330         4,367           300
        Actuarial (gain) loss                                 3,381           220        (1,452)         (519)
        Benefits paid                                       (13,940)         (266)       (8,261)         (190)
                                                           --------      --------      --------      --------
             Benefit obligation at end of year             $ 59,161         4,613        63,316         4,273
                                                           --------      --------      --------      --------

        Change in plan assets:

        Fair value of plan assets at beginning of year     $ 70,895          --          74,650          --
        Actual return on assets                                 (91)         --           4,506          --
        Employer contribution                                  --             266          --             190
        Benefits paid                                       (13,940)         (266)       (8,261)         (190)
                                                           --------      --------      --------      --------
             Fair value of plan asset at end of year         56,864          --          70,895          --
                                                           --------      --------      --------      --------

        Funded status                                        (2,297)       (4,613)        7,579        (4,273)
        Unrecognized net actuarial (gain) loss                  227          (138)       (9,691)         (359)
        Unrecognized prior service costs                       (994)        1,063        (1,064)        1,215
                                                           --------      --------      --------      --------
             Accrued benefit cost                          $ (3,064)       (3,688)       (3,176)       (3,417)
                                                           ========      ========      ========      ========
        Amounts recognized in the statement of
          financial position consist of :
        Accrued benefit liability                          $ (3,064)       (4,392)       (3,176)       (4,043)
        Intangible asset                                       --             704          --             626
                                                           --------      --------      --------      --------
             Net amount recognized                         $ (3,064)       (3,688)       (3,176)       (3,417)
                                                           ========      ========      ========      ========

        The components of pension cost follow (in thousands):

                                                   2000         1999         1998
                                                   ----         ----         ----
        Service cost                             $ 1,820        2,657        2,742
        Interest cost                              4,970        4,666        5,644
        Actual return on assets                   (6,191)      (6,572)      (7,409)
        Net amortization and deferral                 81           81          263
        Recognized net actuarial loss (gain)        (254)           5            2
                                                 -------      -------      -------
                  Net pension cost               $   426          837        1,242
                                                 =======      =======      =======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        In addition, the Company recognized pension costs of $366,000 in 2000, $358,000 in 1999 and $384,000 in 1998 related to contributions to multi-employer plans.

        The assumptions used in accounting for the pension plans as of December 31 follow:

                                                           2000           1999
                                                           ----           ----
        Discount Rates                                     7.75%          8.00%
        Rates of increase in compensation levels           4.50%          4.50%
        Expected long-term rate of return on assets        9.00%          9.00%


        In addition to the defined benefit plans described above, the Company sponsors a qualified defined contribution 401(k) plan, which covers substantially all non-union employees of the Company and its subsidiaries, and which covers union employees at one of the Company's subsidiaries. The Company matches 50% of non-union participants' voluntary contributions up to a maximum of 3% of the participant's compensation. The Company's expense was approximately $445,000 in 2000, $401,000 in 1999 and $311,000 in 1998.

        Post-retirement benefits, other than pensions

        A summary of the plans' status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                      2000         1999
                                                      ----         ----
        Change in benefit obligation:

        Benefit obligation at beginning of year     $ 3,932        4,254
        Interest cost                                   170          288
        Actuarial gain                               (1,663)        (400)
        Benefits paid                                  (140)        (210)
                                                    -------      -------
             Benefit obligation at end of year        2,299        3,932
                                                    -------      -------

        Funded status                                (2,299)      (3,932)
        Unrecognized net actuarial gain              (1,912)        (505)
        Unrecognized prior service cost                (912)      (1,057)
                                                    -------      -------
             Accrued benefit cost                   $(5,123)      (5,494)
                                                    =======      =======

        The Company maintains three post-retirement health care and life insurance benefit plans, which cover approximately 109 present retirees (the "Retiree Plans"). The Company pays benefits under the plans when due and does not fund its plan obligations as they accrue. These plans are frozen. It has been assumed that plan participant contributions, if any, under these three plans will increase as a result of increases in medical costs.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        The components of net periodic post-retirement benefit cost follow (in thousands):

                                                2000       1999       1998
                                                ----       ----       ----
        Interest cost                          $ 170        288        294
        Amortization of prior service cost      (145)      (145)      (145)
        Amortization of unrecognized gain       (155)      --         --
                                               -----      -----      -----
                                               $(130)       143        149
                                               =====      =====      =====

        At December 31, 2000, and 1999, the weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 7.75% and 8.0%, respectively. The recorded healthcare cost trend rates assumed in measuring the accumulated post-retirement benefit obligation was 9.0% in 2000, declining to the ultimate rate of 6.0% in 2011 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates in 2000 would have the following effects:

                                                    1-Percentage   1-Percentage
                                                   Point Increase Point Decrease
                                                   -------------- --------------

        Effect on total of interest cost component       $ 17            (15)

        Effect on post-retirement benefit obligation     $225           (200)


(13)    Stock-Based Compensation Plans
        ------------------------------

        In connection with the Mergers, the Company adopted on August 17, 1998, the following plans: the Equity Unit Plan and the Stock Option Plan. Following is a description of each respective plan.

        EQUITY UNIT PLAN

        The Equity Unit Plan allowed members of management of the Company to purchase Equity Units, which are considered share equivalents of the Company's stock. The purchase price per unit was $45.00. Participants were allowed to use either deferred compensation or the deferral of future compensation to satisfy the purchase price of the units. The value of the units is determined under an Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") formula or by market-related value if the actual common shares of Holdings are listed or quoted for trading on a national exchange or NASDAQ and the aggregate market value held by non-affiliates is $25,000,000 or greater. The total number of units available for purchase under this plan is 88,194. As of December 31, 2000, 1999 and 1998, the number of units outstanding under the plan was 1,938; 38,484; and 77,457, respectively. Upon the occurrence of a Significant Event, (as defined in the Equity Unit Plan), the Company is obligated to pay the participant, at the Company's discretion in cash, common shares, or a combination of both, the value of any units purchased less any purchase price that has not been paid. If the value of the units is less than the amount of remaining purchase price the participant is obligated to satisfy the difference or the Company has the right to offset any amounts owed the participant against the remaining purchase price.

        STOCK OPTIONS

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        The Insilco Holding Co. Stock Option Plan provides for the issuance of no more than 200,000 shares of Holdings common stock to eligible employees of the Company. As of December 31, 2000, the Company has 86,000 shares available for future awards under the plan.

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

        Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION", companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain conditions are met. The Company is continuing to account for its stock-based compensation under APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options granted in 2000, 1999, and 1998 under SFAS 123, the Company's net income and earnings per share would have approximated the pro forma amounts below:

                                                                           2000          1999           1998
                                                                           ----          ----           ----
        Net income (loss) available to
        common                                         As reported     $   50,678        (4,063)       (20,075)
                                                         Pro forma     $   50,653        (4,086)       (20,118)

        Basic earnings (loss) per share
        available to common                            As reported          33.41         (2.61)         (6.35)
                                                         Pro forma          33.39         (2.62)         (6.36)

        Diluted earnings (loss) per share
        available to common                            As reported          33.41         (2.61)         (6.35)
                                                         Pro forma          33.39         (2.62)         (6.36)

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        A summary of the options granted follows:

                                                                 Weighted
                                                   Number         Average
                                                  of Shares        Price
                                                  --------         -----
        Options outstanding December 31, 1997      740,267         29.17
                Granted                             15,500         33.02
                Forfeited                          (39,067)        35.17
                Exercised                         (108,949)        24.07
                Cancelled at Merger Date          (607,751)        30.04
                                                  --------
        Options outstanding December 31, 1998         --
                Granted                            200,162         45.00
                Forfeited                          (76,150)        45.00
                                                  --------
        Options outstanding December 31, 1999      124,012
                                                  --------
                Granted                             27,600         45.00
                Forfeited                          (37,612)        45.00
                                                  --------
        Options outstanding December 31, 2000      114,000         45.00
                                                  ========

        None of the options outstanding at December 31, 2000, 1999, and 1998 were exercisable.

        The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $27.62, $14.41 and $12.84, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield 0.0%, risk-free interest rate of 5.50%, volatility of 40% and an expected life of 10 years.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(14)    Income Tax Expense
        ------------------

        The components of total income tax expense (benefit) follow (in thousands):

                                                                    2000          1999          1998
                                                                    ----          ----          ----
        Total income taxes:
        From continuing operations before extraordinary item:
                Current:
                    Federal                                       $ (4,459)          272           206
                    State and Local                                    141            54            20
                    Foreign                                          6,269           749           336
                                                                  --------      --------      --------
                                                                     1,951         1,075           562
                                                                  --------      --------      --------
                Deferred:
                    Federal                                         (6,714)      (18,192)      (10,470)
                    State and Local                                   (531)           45          (476)
                    Foreign                                             73           406            25
                                                                  --------      --------      --------
                                                                    (7,172)      (17,741)      (10,921)
                                                                  --------      --------      --------
                    Total from continuing operations
                    before extraordinary item                       (5,221)      (16,666)      (10,359)
        Discontinued operations                                     47,125        11,771         9,106
        Extraordinary item                                          (1,793)         --          (3,958)
        Stockholders' equity                                          (505)         --            (939)
                                                                  --------      --------      --------

                    Total income taxes                            $ 39,606        (4,895)       (6,150)
                                                                  ========      ========      ========

        The significant components of deferred income tax expense (benefit) attributable to income from continuing operations follow (in thousands):

                                                              2000          1999          1998
                                                              ----          ----          ----
        Deferred tax expense exclusive of the
          effects of other components                       $ (4,377)      (16,759)      (12,262)
        U.S. taxes provided on foreign income                    349          --            --
        Changes in the valuation allowance for deferred
          tax assets allocated to income tax expense          (3,144)         (982)        1,341
                                                            --------      --------      --------
                                                            $ (7,172)      (17,741)      (10,921)
                                                            ========      ========      ========

        Pretax income (loss) from continuing operations by domestic and foreign sources follows (in thousands):

                       2000          1999          1998
                       ----          ----          ----
        Domestic     $(27,420)      (39,898)      (43,929)
        Foreign        13,385         3,554         1,640
                     --------      --------      --------
                     $(14,035)      (36,344)      (42,289)
                     ========      ========      ========

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        Income tax expense (benefit) attributable to income from continuing operations differs from the amount computed by applying the Federal statutory rate to pretax income due to the following (in thousands):

                                                 2000         1999        1998
                                                 ----         ----        ----
        Computed statutory tax expense         $(4,920)     (12,720)     (14,801)
        State and local taxes                     (253)        (647)        (495)
        Amortization of goodwill                 3,923           55         --
        Merger fees                               --           --          4,039
        Interest expense - paid in kind            804          762         --
        Professional fees                         --            628         --
        Foreign tax rate differential           (1,685)        (403)        (453)
        Disposition of operating divisions        --         (2,827)        --
        U.S. taxes provided on
          foreign income                           349         --           --
        Other, net                                (295)        (248)          10
        Valuation allowance                     (3,144)      (1,266)       1,341
                                               -------      -------      -------

             Income tax expense benefit        $(5,221)     (16,666)     (10,359)
                                               =======      =======      =======

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in thousands):

                                                                              2000          1999
                                                                              ----          ----
        Deferred tax assets:
            Net operating loss carryforwards                                $ 13,048        28,376
            Accrued liabilities                                                5,417         6,239
            Interest on in-kind debt                                           7,465         4,078
            Pension and other post-retirement benefits                         5,368         6,247
            Tax credits                                                        1,218         9,917
            Other                                                              2,857           464
                                                                            --------      --------
              Total gross deferred tax assets                                 35,373        55,321
                Less valuation allowance                                     (22,765)      (33,099)
                                                                            --------      --------

              Total gross deferred tax assets after valuation allowance       12,608        22,222
        Deferred tax liabilities:
            Plant and equipment                                               (6,308)       (3,702)
            Other                                                             (2,850)       (1,297)
                                                                            --------      --------
              Total gross deferred tax liabilities                            (9,158)       (4,999)
                                                                            --------      --------

                Net deferred tax asset                                      $  3,450        17,223
                                                                            ========      ========

        The net reduction in the valuation allowance for deferred tax assets for the years ended December 31, 2000, and 1999 was $10,334,000 and $3,197,000, respectively. Recognition, if any, of tax benefits subsequent to December 31, 2000, relating to unrecognized deferred tax assets are expected to be allocated to the consolidated statements of operations and additional paid-in capital in the amounts of

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        $15,116,000 and $7,649,000 respectively.

        In order to fully realize the net deferred tax assets recognized, the Company will need to generate future taxable income. Based upon an evaluation of historical and projected future taxable income, the Company believes it is more likely than not that it will generate sufficient future taxable income to realize its net deferred tax asset of $3,450,000 at December 31, 2000. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

        Deferred taxes are not provided on unremitted earnings of certain subsidiaries outside the United States because it is expected that the earnings are permanently reinvested. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided in situations where the Company's subsidiaries plan to make future dividend distributions.

        The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. The IRS is presently examining the consolidated Federal income tax returns for tax years 1991 through 1998. Management believes that the ultimate outcome of this examination will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(15)    Restructuring and Plant Closing Costs
        -------------------------------------

        During the year ended December 31, 1999, the Company reduced its corporate staff and closed its heat exchanger machinery and equipment manufacturing operation (McKenica).

        As of December 31, 2000, the Company has an accrual of $258,000 relating to these restructuring charges, which is included in accrued expenses on the balance sheet. A summary of this accrual is as follows (in thousands):

                                                                                As of         As of
                                      Accruals at      1999        December      2000        December
                                     Restructuring  Cash Outlays   31, 1999   Cash Outlays   31, 2000
                                        -----------------------------------------------------------
        Restructuring charges:
           Employee separations         $3,703        (3,004)         699         (669)          30
           Other exit costs              1,579        (1,270)         309         (122)         187
           Remaining noncancellable
              lease costs                  660          (218)         442         (401)          41
                                        -----------------------------------------------------------
            Subtotal                    $5,942        (4,492)       1,450       (1,192)         258
                                        ===========================================================

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(16)    Earnings per share
        ------------------

        The components of basic and diluted earnings per share were as follows (in thousands, except share data):

                                                               2000             1999             1998
                                                               ----             ----             ----
        Net income (loss)                                 $    57,653            1,956          (18,031)
        Preferred stock dividends                              (6,975)          (6,019)          (2,044)
                                                          -----------      -----------      -----------
            Net income (loss) available to common         $    50,678           (4,063)         (20,075)
                                                          ===========      ===========      ===========

            Average outstanding share of common stock       1,516,814        1,557,703        3,160,967

        Earnings (loss) per share:
            Basic                                         $     33.41            (2.61)           (6.35)
                                                          ===========      ===========      ===========
            Diluted                                       $     33.41            (2.61)           (6.35)
                                                          ===========      ===========      ===========

        Options to purchase 114,000 common shares at a price of $45.00 per share were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share because of the net loss incurred by the Company and, therefore, the effect would be anti-dilutive.

(17)    Related Party Transactions
        --------------------------

        On August 25, 2000, we sold our "Automotive Businesses" to ThermaSys Holding Company, ThermaSys Corporation, a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II Inc., and ThermaSys III Inc., for net proceeds of $144.5 million. The ThermaSys companies are owned by our majority shareholders.

        In 2000, the Company paid DLJSC advisory and retainer fees of $1.1 million and $0.3 million, respectively. In 1999, the Company paid DLJSC advisory and retainer fees of $0.5 million and $.03 million, respectively. At December 31, 2000 and 1999, the Company had retainer fees payable to DLJSC of $75,000 for investment banking services.

        In 2000, in connection with the amendment and restatement of Insilco's Bank Credit Agreement, the Company paid DLJ Capital Funding approximately $5.3 million for services as Lead Arranger and Syndication Agent.

        In 1998, in connection with the sale of the 12% Notes, in 1998, the Company paid $3.6 million in underwriting fees to DLJSC. In addition, the Company paid an affiliate of DLJ fees of approximately $3.2 million for services as Lead Arranger and Syndication Agent in connection with Insilco's amended and restated Bank Credit Agreement. In connection with the Mergers, DLJ Capital Funding received $1.8 million in fees from the Company to provide a backstop credit facility and the Company reimbursed DLJSC approximately $0.2 million for expenses.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

(18)    Commitments and Contingencies
        -----------------------------

        Rental expense for operating leases totaled $3.1 million, $3.1 million and $2.1 for the years ended December 31, 2000, 1999 and 1998, respectively. These leases primarily relate to production facilities. Rental income received for subleases for operating leases totaled $0.4 million in 2000, $0.3 million in 1999 and $0.3 million in 1998.

        Future minimum lease payments under contractually noncancellable operating leases (with initial lease terms in excess of one year) for years subsequent to December 31, 2000 are as follows: 2001, $2.9 million; 2002, $2.1 million; 2003, $1.7 million; 2004, $0.9 million;
        2005, $1.1 million and thereafter, none. Future minimum rental income to be received under noncancellable subleases for years subsequent to December 31, 2000, are as follows: 2001, $0.2 million; 2002, $72,000 and thereafter, none.

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

(19)    Segment Data
        ------------

        DESCRIPTION OF SEGMENTS

        Due to the sale of the "Automotive Businesses", the Company has changed its basis of segmentation and measurement of segment profit or loss from the December 31, 1999, consolidated financial statements. As a result, the Company is disaggregating and disclosing its operations into three main segments: Custom Assemblies, Passive Components and Precision Stampings. The Custom Assemblies segment primarily designs and assembles custom electronic and fiber-optic cable, wire harness and electromechanical assemblies. The Passive Components segment designs, manufacturers and globally distributes high-speed data connector systems and power transformers. The Precision Stampings segment designs and manufactures precision stampings and wire-formed parts.

        The Company has included in its Other segment two operating units that fall below the quantitative reporting thresholds and do not meet all the criteria for aggregation with the Company's reportable segments. These operations are a manufacturer of high speed welded tube mills and other machinery and equipment for automotive suppliers and OEM and a welded stainless steel tubing manufacturer that provides tubing and tubing products to distributors, recreational marine and transportation markets. Both of these operating units were divested in 1999.

        MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

        The Company uses EBITDA, which is defined as earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items, as a basis and manner for presenting and using

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        financial data to assist it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data are included because we understand that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation. The accounting policies used in preparing the following segment data are the same as those described in Note 2, "Significant Accounting Policies". The Company has intra-segment sales and transfers, which are recorded at cost or, if agreed upon, a price comparable to unaffiliated customer sales. These intra-segment sales and related profits are eliminated in consolidation and are not presented in the segment disclosure. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, deferred financing fees, and deferred tax assets.

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

        Summary financial information by business segment is as follows (in thousands):

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                        Year Ended December 31,
                                                                ---------------------------------------
                                                                   2000           1999           1998
                                                                   ----           ----           ----
        Net Sales:
            Custom Assemblies                                   $ 187,526         66,452         57,089
            Precision Stampings                                    78,209         75,029         43,512
            Passive Components                                    105,113         88,494         89,180
                                                                ---------      ---------      ---------
               On-going operations                                370,848        229,975        189,781
            Other                                                    --           18,067         31,158
                                                                ---------      ---------      ---------

               Total                                            $ 370,848        248,042        220,939
                                                                =========      =========      =========

        Loss from continuing operations before income taxes discontnued operations and extraordinary items:

            Custom Assemblies                                   $  29,613          5,725          7,114
            Precision Stampings                                    10,867          8,628          6,887
            Passive Components                                     17,275         13,795         14,319
               Corporate operating expenses                        (3,600)        (5,937)        (7,680)
                                                                ---------      ---------      ---------
               On-going operations                                 54,155         22,211         20,640
            Other                                                    --            1,136          2,263
                                                                ---------      ---------      ---------
               Earnings before interest, taxes
                 depreciation and amortization                     54,155         23,347         22,903
            Depreciation                                          (14,834)       (10,176)        (8,332)
            Unallocated legal expenses                               (493)        (2,653)        (1,272)
            Severance and write-downs                              (1,382)        (4,203)        (1,822)
            Restructuring charge and merger fees                     --           (5,787)       (25,529)
                                                                ---------      ---------      ---------
                   Total operating income (loss)                   37,446            528        (14,052)
            Interest expense                                      (50,837)       (47,256)       (32,271)
            Interest income                                           391            391            933
            Other income, net                                      (1,035)         9,993          3,101
                                                                ---------      ---------      ---------
               Loss from continuing operations
               before income taxes and extraordinary item       $ (14,035)       (36,344)       (42,289)
                                                                =========      =========      =========
            Net Income (loss)                                   $  50,678         (4,063)       (20,075)
                                                                =========      =========      =========

        A summary of depreciation and amortization expense by segment at December 31 follows (in thousands):

                                  2000        1999        1998
                                  ----        ----        ----
        Custom Assemblies       $ 5,986       1,434         973
        Precision Stampings       4,303       3,895       2,141
        Passive Components        4,519       4,248       4,102
        Other                      --           550       1,044
        Corporate                    26          49          72
                                -------     -------     -------
                 Total          $14,834      10,176       8,332
                                =======     =======     =======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        A summary of capital expenditures by segment at December 31 follows (in thousands):

                                       2000       1999       1998
                                       ----       ----       ----
        Custom Assemblies             $2,531      1,267        809
        Precision Stampings            4,442      3,705      2,174
        Passive Components             2,886      2,161      4,943
        Other                           --           64        850
        Corporate                         20         18         50
                                      ------     ------     ------
                            Total     $9,879      7,215      8,826
                                      ======     ======     ======

        A summary of identifiable assets by segment at December 31 follows (in thousands):

                                  2000         1999
                                  ----         ----
        Custom Assemblies       $217,739       29,220
        Precision Stampings       52,563       52,233
        Passive Components        57,431       51,124
        Corporate                 28,755       40,295
                                --------     --------

                  Total         $356,488      172,872
                                ========     ========

        The significant increase in identifiable assets of Custom Assemblies related to the acquisitions of TAT in February 2000 and Precision Cable in August 2000 (see Note 1).

        A summary of long-lived assets by geographic region is as follows (in thousands):

                              2000         1999
                              ----         ----

        United States       $113,013       81,785
        Canada                85,409         --
                            --------     --------

                  Total     $198,422       81,785
                            ========     ========

        Summary of export sales by geographic region is as follows (in thousands):

                             2000        1999        1998
                             ----        ----        ----

        Europe              $29,130      23,843      22,038
        Asia                 21,473       8,248       8,439
        Canada                5,480       2,771       3,063
        Mexico                1,330         532         788
        Other                 1,647         900       1,536
                            -------     -------     -------

                  Total     $59,060      36,294      35,864
                            =======     =======     =======

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        Net sales are attributed to countries based on the location of customers.

        MAJOR CUSTOMERS

        In 2000, revenues from two telecommunication and computer OEMs accounted for approximately 16% each of the Company's consolidated revenues. In 1999, no company accounted for more than 10% of the Company's consolidated revenues. In 1998, one telecommunication and computer OEM accounted for approximately 11% of the Company's consolidated revenues.

(20)    Subsequent Events
        -----------------

        On January 10, 2001, through Insilco, the Company acquired the outstanding equity interests in InNet Technologies, Inc. ("InNet") that the Company did not already own. The Company had already owned approximately 16% of the outstanding equity interests. InNet, now a wholly-owned subsidiary, is a California-based designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. The gross purchase price paid for the remaining equity interests was $44.9 million and was financed with cash and additional borrowings of $25.0 million under the Company's Term B Facility provided for under the Company's August 25, 2000 amended and restated Bank Credit Agreement. The purchase price, net of cash acquired and including costs incurred directly related to the transaction, was $44.5 million. The acquisition will be accounted for as a purchase, and the preliminary excess of the purchase price over indentifiable assets acquired is $37.9 million, which will be amortized on a straight-line basis over 20 years. The Company expects to have adjustments to this preliminary amount resolved within one year. This acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission.

Exhibits

*2(a)       -  Agreement and Plan of Merger, dated as of March 24, 1998, among
               Insilco Corporation, INR Holding Co., and Silkworm Acquisition
               Corporation (Exhibit 10(n) to the Registration Statement on Form
               S-4 (File No. 333-51145)) of Insilco Corporation.

*2(b)       -  Amendment No. 1 to the Agreement and Plan of Merger, dated June
               8, 1998, among Insilco Corporation, INR Holding Co., and Silkworm
               Acquisition Corporation (Exhibit 10(r) to the Registration
               Statement on From S-4 (File No. 333-51145) of Insilco
               Corporation).

*2(c)       -  Transaction Agreement dated July 20, 2000, by and among Insilco
               Holding Co. (and certain of its subsidiaries) and ThermaSys
               Holding Company (and certain of its subsidiaries) (Exhibit 2(a) to the Current Report on Form 8-K filed by Insilco Corporation on July 26, 2000 (File No. 0-24813)).

*3(a)       -  Certificate of Incorporation (Exhibit 3.1 to the Current Report
               on Form 8-K filed by Insilco Holding Co. on August 18, 1998 (File
               No. 0-24813)).

*3(b)       -  Bylaws (Exhibit 3.2 to the Current Report on Form 8-K filed by
               Insilco Holding Co. on August 18, 1998 (File No. 0-24813)).

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

*4(a)       -  Investors' Agreement, dated as of August 17, 1998, among Insilco
               Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039) of
               Insilco Holding Co.)

*4(b)       -  Indenture, dated as of November 9, 1998, between Insilco
               Corporation and the Trustee (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of
               Insilco Corporation).

*4(c)       -  First Supplemental Indenture, dated as of December 21, 1998, between Insilco Corporation and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947) of
               Insilco Corporation).

*4(d)       -  Warrant Agreement, dated as of August 17, 1998, between Silkworm
               Acquisition Corporation and National City Bank, as Warrant Agent
               (Exhibit 4.1 to the Registration Statement on Form S-1 (File No.
               333-65039) of Insilco Holding Co.).

*4(e)       -  Assumption Agreement, dated as of August 17, 1998, between
               Insilco Holding Co. and National City Bank, as Warrant Agent
               (Exhibit 4.2 to the Registration Statement on Form S-1 (File No.
               333-65039) of Insilco Holding Co.).

*4(f)       -  Form of Class A. Warrant (Exhibit 4.3 to the Registration
               Statement on Form S-1 (File No. 333-65039) of Insilco Holding
               Co.).

*4(g)       -  Certificate of Designation with respect to Pay-In-Kind 15% Senior
               Exchangeable Preferred Stock due 2010 (Exhibit 4.4 to the
               Registration Statement on Form S-1 (File No. 333-65039) of
               Insilco Holding Co.).

*4(h)       -  Indenture, dated as of August 17, 1998, between Silkworm
               Acquisition Corporation and the Trustee (Exhibit 4.5 to the
               Registration Statement on Form S-1 (File NO. 333-65039) of
               Insilco Holding Co.)

*4(i)       -  First Supplemental Indenture dated as of August 17, 1998, between
               Insilco Holding Co. and the Trustee (Exhibit 4.6 to the
               Registration Statement on From S-1 (File No. 333-65039) of
               Insilco Holding Co.).

*4(j)       -  Indenture, dated as of August 12, 1997, between Insilco
               Corporation and the Trustee (Exhibit 4(j) to the Registration
               Statement on Form S-4 (File No. 333-36523) of Insilco
               Corporation).

*4(k)       -  Form of New Note (included in Exhibit 4(e) above) (Exhibit 4(k)
               to the Registration Statement on Form S-4 (File No. 333-36523) of
               Insilco Corporation).

*4(l)       -  Purchase Agreement, dated as of August 7, 1997, among Insilco
               Corporation and Goldman Sachs & Co., McDonald & Company
               Securities, Inc., and Citicorp Securities, Inc. (the "Initial
               Purchasers") (Exhibit 4(l) to the Registration Statement on Form
               S-4 (File No. 333-36523) of Insilco Corporation).

*4(m)       -  Exchange and Registration Rights Agreement, dated as of August
               12, 1997, between Insilco

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               Corporation and the Initial Purchasers (Exhibit 4(m) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(n)       -  Warrant Agreement, dated as of November 9, 1998, between Insilco
               Holding Co. and the Warrant Agent (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-24813) of
               Insilco Holding Co.).

*4(o)       -  Warrant and Registration Rights Agreement, dated as of November
               9, 1998, between Insilco Corporation and Donaldson, Lufkin &
               Jenrette Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of
               Insilco Corporation).

*4(p)       -  Exchange and Registration Rights Agreement, dated as of November
               9, 1998, between Insilco Corporation and Donaldson, Lufkin &
               Jenrette Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of
               Insilco Corporation).

*4(q)       -  Second Supplemental Indenture, dated as of January 25, 1999, between Insilco Corporation and the Trustee (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-71947) of
               Insilco Corporation).

*10(a)      -  Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to
               the Registration Statement on Form S-8 (File No. 333-61809) of
               Insilco Holding Co.)**

*10(b)      -  Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the
               Registration Statement on Form S-8 (File No. 333-61809) of
               Insilco Holding Co.)**

*10(c)      -  Insilco Holding Co. and Insilco Corporation Equity Unit Plan
               (Exhibit 4(c) to the Registration Statement on Form S-8 (File No.
               333-61811) of Insilco Holding Co.) **

*10(d)      -  Credit Agreement among Insilco Corporation and a syndicate of banks and other financial institutions led by Donaldson, Lufkin &
               Jenrette Securities Corporation, DLJ Capital Funding, Inc. and
               The First National Bank of Chicago (Exhibit 10.4 to the
               Registration Statement on Form S-1 (File No. 333-71947) of
               Insilco Corporation).

*10(e)      -  Purchase Agreement, between Insilco Corporation, Insilco Holding
               Co. and Donaldson, Lufkin & Jenrette Securities Corporation
               (Exhibit 10(a) to Form 10-Q for the quarter ended September 30,
               1998 (File No. 0-22098) of Insilco Corporation).

*10(f)      -  Form of Indemnification Agreement adopted by Insilco Corporation as of July 30, 1990,entered into between Insilco Corporation and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10 Registration Statement (File No. 0-22098) of Insilco
               Corporation).

*10(g)      -  Form of Income Protection Agreement adopted by Insilco
               Corporation as of December, 1996, entered into between Insilco
               Corporation and the officers identified in Exhibit 10(f) (Exhibit
               10(h) to From 10-K for the year ended December 31, 1996, (File
               No. 0-22098) of Insilco Corporation).

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

*10(h)      -  Credit Agreement dated August 25, 2000, among Insilco
               Technologies, Inc., T.A.T. Technology, Inc., Various Financial
               Institutions, Bank One, NA, DLJ Capital Funding, Inc., and
               Huntington Bank (Exhibit 99(b) to Current Report on Form 8-K filed by Insilco Technologies, Inc., on September 7, 2000 (File
               No. 0-24813)).

21          -  Subsidiaries of Insilco Technologies, Inc.

23(a)       -  Consent of KPMG LLP.

24          -  Power of Attorney of officers and directors of Insilco appearing on the signature page hereof.

*25(a)      -  Statement of Eligibility and Qualification Under the Trust
               Indenture Act of 1939 (T-1) of the Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form S-4
               (File No. 333-36523) of Insilco Corporation).

*25(b)      -  Statement of Eligibility of Star Bank, N.A. on Form T-1 (Exhibit
               25.1 to the Registration Statement on form S-1 (File No.
               333-65039) of Insilco Holding Co.).

99(a)       -  Schedule II - Valuation and Qualifying Accounts.
------------

*              Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

                                 EXHIBIT LISTING
                                 ---------------

*2(a)   -    Agreement and Plan of Merger, dated as of March 24, 1998, among
             Insilco Corporation, INR Holding Co., and Silkworm Acquisition
             Corporation (Exhibit 10(n) to the Registration Statement on Form
             S-4 (File No. 333-51145)) of Insilco Corporation.

*2(b)   -    Amendment No. 1 to the Agreement and Plan of Merger, dated June 8,
             1998, among Insilco Corporation, INR Holding Co., and Silkworm
             Acquisition Corporation (Exhibit 10(r) to the Registration
             Statement on From S-4 (File No. 333-51145) of Insilco Corporation).

*2(c)   -    Transaction Agreement dated July 20, 2000, by and among Insilco
             Holding Co. (and certain of its subsidiaries) and ThermaSys Holding
             Company (and certain of its subsidiaries) (Exhibit 2(a) to the Current Report on Form 8-K filed by Insilco Corporation on July 26,
             2000 (File No. 0-24813)).

*3(a)   -    Certificate of Incorporation (Exhibit 3.1 to the Current Report on
             Form 8-K filed by Insilco Holding Co. on August 18, 1998 (File No.
             0-24813)).

*3(b)   -    Bylaws (Exhibit 3.2 to the Current Report on Form 8-K filed by
             Insilco Holding Co. on August 18, 1998 (File No. 0-24813)).

*4(a)   -    Investors' Agreement, dated as of August 17, 1998, among Insilco
             Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039) of Insilco
             Holding Co.)

*4(b)   -    Indenture, dated as of November 9, 1998, between Insilco
             Corporation and the Trustee (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco
             Corporation).

*4(c)   -    First Supplemental Indenture, dated as of December 21, 1998, between Insilco Corporation and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco
             Corporation).

*4(d)   -    Warrant Agreement, dated as of August 17, 1998, between Silkworm
             Acquisition Corporation and National City Bank, as Warrant Agent
             (Exhibit 4.1 to the Registration Statement on Form S-1 (File No.
             333-65039) of Insilco Holding Co.).

4(e)   -     Assumption Agreement, dated as of August 17, 1998, between Insilco
             Holding Co. and National City Bank, as Warrant Agent (Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-65039) of
             Insilco Holding Co.).

*4(f)   -    Form of Class A. Warrant (Exhibit 4.3 to the Registration Statement
             on Form S-1 (File No. 333-65039) of Insilco Holding Co.).

*4(g)   -    Certificate of Designation with respect to Pay-In-Kind 15% Senior
             Exchangeable Preferred Stock due 2010 (Exhibit 4.4 to the
             Registration Statement on Form S-1 (File No. 333-65039) of Insilco
             Holding Co.).

*4(h)   -    Indenture, dated as of August 17, 1998, between Silkworm
             Acquisition Corporation and the Trustee (Exhibit 4.5 to the
             Registration Statement on Form S-1 (File NO. 333-65039) of Insilco
             Holding Co.)

*4(i)   -    First Supplemental Indenture dated as of August 17, 1998, between
             Insilco Holding Co. and the Trustee (Exhibit 4.6 to the
             Registration Statement on From S-1 (File No. 333-65039) of Insilco
             Holding Co.).

*4(j)   -    Indenture, dated as of August 12, 1997, between Insilco Corporation and the Trustee (Exhibit 4(j) to the Registration Statement on Form
             S-4 (File No. 333-36523) of Insilco Corporation).

*4(k)   -    Form of New Note (included in Exhibit 4(e) above) (Exhibit 4(k) to the Registration Statement on Form S-4 (File No. 333-36523) of
             Insilco Corporation).

*4(l)   -    Purchase Agreement, dated as of August 7, 1997, among Insilco
             Corporation and Goldman Sachs & Co., McDonald & Company Securities,
             Inc., and Citicorp Securities, Inc. (the "Initial Purchasers")
             (Exhibit 4(l) to the Registration Statement on Form S-4 (File No.
             333-36523) of Insilco Corporation).

*4(m)   -    Exchange and Registration Rights Agreement, dated as of August 12,
             1997, between Insilco Corporation and the Initial Purchasers
             (Exhibit 4(m) to the Registration Statement on Form S-4 (File No.
             333-36523) of Insilco Corporation).

*4(n)   -    Warrant Agreement, dated as of November 9, 1998, between Insilco
             Holding Co. and the Warrant Agent (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-24813) of
             Insilco Holding Co.).

*4(o)   -    Warrant and Registration Rights Agreement, dated as of November 9,
             1998, between Insilco Corporation and Donaldson, Lufkin & Jenrette
             Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco
             Corporation).

*4(p)   -    Exchange and Registration Rights Agreement, dated as of November 9,
             1998, between Insilco Corporation and Donaldson, Lufkin & Jenrette
             Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco
             Corporation).

*4(q)   -    Second Supplemental Indenture, dated as of January 25, 1999, between Insilco Corporation and the Trustee (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco
             Corporation).

*10(a)  -    Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to the
             Registration Statement on Form S-8 (File No. 333-61809) of Insilco
             Holding Co.)**

*10(b)  -    Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the
             Registration Statement on Form S-8 (File No. 333-61809) of Insilco
             Holding Co.)**

*10(c)  -    Insilco Holding Co. and Insilco Corporation Equity Unit Plan
             (Exhibit 4(c) to the Registration Statement on Form S-8 (File No.
             333-61811) of Insilco Holding Co.) **

*10(d)  -    Credit Agreement among Insilco Corporation and a syndicate of banks and other financial institutions led by Donaldson, Lufkin &
             Jenrette Securities Corporation, DLJ Capital Funding, Inc. and The
             First National Bank of Chicago (Exhibit 10.4 to the Registration
             Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*10(e)  -    Purchase Agreement, between Insilco Corporation, Insilco Holding
             Co. and Donaldson, Lufkin & Jenrette Securities Corporation
             (Exhibit 10(a) to Form 10-Q for the quarter ended September 30,
             1998 (File No. 0-22098) of Insilco Corporation).

*10(f)  -    Form of Indemnification Agreement adopted by Insilco Corporation as of July 30, 1990, entered into between Insilco Corporation and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form
             10 Registration Statement (File No. 0-22098) of Insilco
             Corporation).

*10(g)  -    Form of Income Protection Agreement adopted by Insilco Corporation as of December, 1996, entered into between Insilco Corporation and the officers identified in Exhibit 10(f) (Exhibit 10(h) to From
             10-K for the year ended December 31, 1996, (File No. 0-22098) of
             Insilco Corporation).

*10(h)  -    Credit Agreement dated August 25, 2000, among Insilco Technologies,
             Inc., T.A.T. Technology, Inc., Various Financial Institutions, Bank
             One, NA, DLJ Capital Funding, Inc., and Huntington Bank (Exhibit
             99(b) to Current Report on Form 8-K filed by Insilco Technologies,
             Inc., on September 7, 2000 (File No. 0-24813)).

21      -    Subsidiaries of Insilco Technologies, Inc.

23(a)   -    Consent of KPMG LLP.

24      -    Power of Attorney of officers and directors of Insilco appearing on the signature page hereof.

*25(a)  -    Statement of Eligibility and Qualification Under the Trust
             Indenture Act of 1939 (T-1) of the Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form S-4
             (File No. 333-36523) of Insilco Corporation).

*25(b)  -    Statement of Eligibility of Star Bank, N.A. on Form T-1 (Exhibit
             25.1 to the Registration Statement on form S-1 (File No. 333-65039) of Insilco Holding Co.).

99(a)   -    Schedule II - Valuation and Qualifying Accounts.
------------

*    Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.