Form 10-Q
period 2001-03-31
INSILCO HOLDING CO
filed 2001-05-15
CIK 1068049

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

                For the quarterly period ended March 31, 2001

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2001, 1,480,849 shares of common stock, $.001 par value, were outstanding.

================================================================================

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----
         ---------------------

         Item 1. Financial Statements (unaudited)                             4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         15

         Item 3. Quantitative and Qualitative Disclosure About
                 Market Risk                                                 18



PART II. OTHER INFORMATION
         -----------------

         Item 1. Legal Proceedings                                           19

         Item 2. Changes in Securities and Use of Proceeds                   19

         Item 3. Defaults upon Senior Securities                             19

         Item 4. Submission of Matters to a Vote of Securities Holders       19

         Item 5. Other Information                                           19

         Item 6. Exhibits and Reports on Form 8-K                            19

                      INSILCO HOLDING CO. AND SUBSIDIARIES




                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                   Page
         --------------------------------                                   ----

         Condensed Consolidated Balance Sheets at March 31, 2001
         and December 31, 2000                                                4


         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2001 and 2000                           5


         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2001 and 2000                           6


         Notes to the Condensed Consolidated Financial Statements             7


         Independent Auditors' Review Report                                 14

                      INSILCO HOLDING CO. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                               As of
                                                                   ------------------------------
                                                                     March 31,       December 31,
                                                                       2001              2000
                                     ASSETS                        ------------      ------------
                                     ------                        (Unaudited)        (Note 1)
Current assets:
  Cash and cash equivalents                                        $     44,490            28,087
  Trade receivables, net                                                 51,804            61,609
  Other receivables                                                       2,254             1,818
  Inventories, net                                                       58,707            58,779
  Deferred taxes                                                          2,351             2,373
  Prepaid expenses and other current assets                               4,169             5,400
                                                                   ------------      ------------
    Total current assets                                                163,775           158,066

Property, plant and equipment, net                                       59,722            58,274
Deferred taxes                                                            4,332             1,077
Goodwill, net                                                           157,417           121,326
Other assets and deferred charges                                        16,689            17,745
                                                                   ------------      ------------
    Total assets                                                   $    401,935           356,488
                                                                   ============      ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
Current liabilities:
  Current portion of long-term debt                                $      5,201             5,120
  Accounts payable                                                       30,565            28,655
  Accrued expenses                                                       31,541            34,369
  Income taxes payable                                                   22,058            23,935
  Other current liabilities                                               4,387             7,431
                                                                   ------------      ------------
    Total current liabilities                                            93,752            99,510

Long-term debt, excluding current portion                               434,922           374,737
Other long-term obligations, excluding current portion                   22,181            21,354
15% Preferred stock; 3,000,000 shares authorized;
  1,400,000 shares issued and outstanding at March 31, 2001
  and December 31, 2000, (redemption value $73,000,000)                  48,998            47,088
Stockholders' deficit:
  Common stock, $.001 par value; 15,000,000 shares authorized;
    1,480,849 shares issued and outstanding at March 31, 2001
    and December 31, 2000                                                     1                 1
  Additional paid-in capital                                             69,834            69,834
  Accumulated deficit                                                  (261,727)         (252,461)
  Accumulated other comprehensive loss                                   (6,026)           (3,575)
                                                                   ------------      ------------
    Stockholders' deficit                                              (197,918)         (186,201)

Contingencies (See Note 6)
    Total liabilities and stockholders' deficit                    $    401,935           356,488
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

                      INSILCO HOLDING CO. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                 2001              2000
                                                             ------------      ------------
Net sales                                                    $     79,990            78,365
Cost of products sold                                              63,633            57,280
Depreciation and amortization                                       5,124             3,030
Selling, general and administrative expenses                        9,381            10,968
                                                             ------------      ------------
    Operating income                                                1,852             7,087
                                                             ------------      ------------
Other income (expense):
    Interest expense                                              (12,479)          (12,404)
    Interest income                                                   260                97
    Other, net                                                        363              (321)
                                                             ------------      ------------
      Total other expense                                         (11,856)          (12,628)
                                                             ------------      ------------
    Lossabefore income taxes and discontinued operations          (10,004)           (5,541)

Income tax benefit                                                  2,648             1,803
                                                             ------------      ------------
    Loss before discontinued operations                            (7,356)           (3,738)

Discontinued operations, net of tax:
    Income from operations                                           --               1,307
    Gain on sale                                                     --              43,038
                                                             ------------      ------------
      Income from discontinued operations                            --              44,345
                                                             ------------      ------------
Net income (loss)                                                  (7,356)           40,607

Preferred stock dividend                                           (1,910)           (1,649)
                                                             ------------      ------------
    Net income (loss) available to common                    $     (9,266)           38,958
                                                             ============      ============
Basic earnings (loss) available per common share:
    Loss from continuing operations                          $      (6.18)            (3.52)
    Discontinued operations                                          --               28.95
                                                             ------------      ------------
    Basic net income (loss)                                  $      (6.18)            25.43
                                                             ============      ============
Diluted earnings (loss) available per common share:
    Loss from continuing operations                          $      (6.18)            (3.52)
    Discontinued operations                                          --               28.95
                                                             ------------      ------------
    Diluted net income (loss)                                $      (6.18)            25.43
                                                             ============      ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                      Three Months Ended
                                                                            March 31,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                             $     (7,356)           40,607
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Net income from discontinued operations                             --              (1,307)
     Depreciation and amortization                                      5,124             3,030
     Deferred taxes                                                    (3,233)              134
     Other noncash charges and credits                                  3,970             3,378
     Change in operating assets and liabilities:
       Receivables                                                     13,369            (8,153)
       Inventories                                                      4,350            (1,600)
       Prepaids                                                         1,304              (123)
       Payables                                                          (830)            1,900
       Other current liabilities and other                             (8,969)           (3,742)
     Discontinued operations:
       Gain on sale                                                      --             (43,038)
       Depreciation                                                      --               2,683
       Changes in discontinued operations                                --               5,378
                                                                 ------------      ------------
         Net cash provided by (used in) operating activities            7,729              (853)
                                                                 ------------      ------------
Cash flows from investing activities:
     Other investing activites                                              4              --
     Capital expenditures                                              (2,827)           (1,865)
     Acquisitions, net of cash acquired                               (44,523)          (89,734)
     Discontinued operations:
       Proceeds from sale                                                --              72,845
       Capital expenditures                                              --              (2,128)
                                                                 ------------      ------------
         Net cash used in investing activities                        (47,346)          (20,882)
                                                                 ------------      ------------
Cash flows from financing activities:
     Proceeds from (payments of) long-term debt                        23,676            (1,073)
     Return of equity units to management                                --                 (18)
     Proceeds from revolving credit facility                           33,000            37,646
                                                                 ------------      ------------
         Net cash provided by financing activities                     56,676            36,555
                                                                 ------------      ------------
Effect of exchange rate changes on cash                                  (656)              (75)
                                                                 ------------      ------------
         Net increase in cash and cash equivalents                     16,403            14,745
Cash and cash equivalents at beginning of period                       28,087             6,454
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $     44,490            21,199
                                                                 ============      ============
Interest paid                                                    $     11,542            12,166
                                                                 ============      ============
Income taxes paid                                                $      1,621             1,050
                                                                 ============      ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

(1)  Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Insilco Holding Co. and Subsidiaries ("Holdings" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  Discontinued Operations
     -----------------------
     On August 25, 2000, the Company sold its "Automotive Businesses" to ThermaSys Holding Company, ThermaSys Corporation, a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., for net proceeds of $144.5 million. The ThermaSys companies are owned by the Company's majority shareholders. The gain on sale was $20.5 million, net of taxes of $17.3 million. The "Automotive Businesses" manufacture, sell and distribute tubing and heat exchanger products and transmission and suspension components through General Thermodynamics and Thermal Components, both divisions of the Company, and the following wholly-owned subsidiaries of the company: Steel Parts Corporation, Arup Alu-Rohr und Profil GmbH, Thermal Transfer Products, Ltd., Great Lake, Inc., and Thermal Components Inc., as well as the Company's 51% ownership in Dalian General Thermodynamics Incorporated, Ltd. As a result of this sale, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation. Proceeds from the sale were used to reduce bank debt.

     On February 11, 2000, the Company, through its wholly-owned subsidiary Insilco Technologies, Inc. ("Insilco"), executed a definitive sale agreement with TP Acquisition Corp., a wholly-owned subsidiary of Castle Harlan Partners III, L.P. to sell it publishing business, Taylor Publishing Company for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working adjustments were used to reduce borrowings under Insilco's Term Credit Facility. The gain on the sale was $43.0 million, net of taxes of $23.6 million.

                      INSILCO HOLDING CO. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

(3)  Acquisitions
     ------------
     On January 10, 2001, through Insilco, the Company acquired the outstanding equity interests in InNet Technologies, Inc. ("InNet") that the Company did not already own. The Company had already owned approximately 16% of the outstanding equity interests. InNet, now a wholly-owned subsidiary, is a California-based designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. The gross purchase price paid for the remaining equity interests was $44.9 million and was financed with cash and additional borrowings of $25.0 million under the Company's Term B Facility provided for under the Company's August 25, 2000 amended and restated Bank Credit Agreement. The purchase price, net of cash acquired and including costs incurred directly related to the transaction, was $44.5 million. The acquisition will be accounted for as a purchase, and the preliminary excess of the purchase price over identifiable assets acquired is $37.9 million, which will be amortized on a straight-line basis over 20 years. The Company expects to have adjustments to this preliminary amount resolved within one year and does not expect these adjustments to be material. This acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission.

     On August 25, 2000, the Company, through Insilco, purchased Precision Cable Manufacturing (Precision) for a gross purchase price of $54.8 million, including final working capital adjustments. The purchase price, net of cash acquired, and including estimated costs incurred directly related to the transaction and final working capital adjustments, was $55.0 million. Precision is a Rockwall, Texas-based cable and wire assembly provider primarily to the telecommunications industry. The purchase price was financed with borrowings under Insilco's amended credit facility. The purchase method of accounting has been used to account for the purchase, accordingly, the results of operations of Precision have been included in the Company's consolidated financial statements from August 25, 2000. The preliminary excess of the purchase price over net identifiable assets acquired is $37.9 million, and is being amortized on a straight-line basis over 20 years. The Company expects any adjustments to the excess to be resolved within one year of the purchase and does not expect these adjustments to be material. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission.

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

     As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three-months ended

                      INSILCO HOLDING CO. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001



     March 31, 2001 and 2000, which assume the transactions occurred at the beginning of the period are as follows (in thousands, except per share data):

                                                    Three months ended
                                                         March 31,
                                                  ----------------------
                                                    2001          2000
                                                  --------      --------
     Net Sales                                    $ 79,990        98,511
     Loss available to common                     $ (9,266)       (9,555)
     Diluted loss per share available to common   $  (6.18)        (6.24)


(4)  Inventories
     -----------
     Inventories consisted of the following (in thousands):

                                                          As of
                                                  March 31,    December 31,
                                                    2001          2000
                                                  --------      --------
     Raw materials and supplies                   $ 29,828        31,620
     Work-in-process                                10,813        11,234
     Finished goods                                 18,066        15,925
                                                  --------      --------
     Total inventories                            $ 58,707        58,779
                                                  ========      ========


(5)  Capital Stock and Warrants
     --------------------------
     Through March 31, 2001, the Company has cumulatively accreted $16.9 million towards the payment of dividends on the PIK Preferred Stock.

     At March 31, 2001, 49,000 warrants to purchase 15,925 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

(7)  Segment Information
     -------------------
     DESCRIPTION OF SEGMENTS

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

     MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The Company uses EBITDA, which is defined as earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items, as a basis and manner for presenting and using financial data to assist it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data are included because we understand that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation. The Company has intra-segment sales and transfers, which are recorded at cost or, if agreed upon, a price comparable to unaffiliated customer sales. These intra-segment sales and related profits are eliminated in consolidation and are not presented in the segment disclosure. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, deferred financing fees, and deferred tax assets.

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

                      INSILCO HOLDING CO. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001



     Summary financial information by business segment is as follows (in thousands):


                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   2001          2000
NET SALES:                                       --------      --------
   Custom Assemblies                             $ 38,334        32,499
   Passive Components                              24,563        24,735
   Precision Stampings                             17,093        21,131
                                                 --------      --------
      Total net sales                            $ 79,990        78,365
                                                 ========      ========
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES:
   Custom Assemblies                             $  5,329         4,451
   Passive Components                               1,886         4,454
   Precision Stampings                                838         2,786
   Unallocated operating amount:
      Corporate operating expenses                   (757)       (1,063)
                                                 --------      --------
      Earnings before interest, taxes
      depreciation and amortization (EBITDA)        7,296        10,628
   Depreciation and amortization                   (5,124)       (3,030)
   Unallocated non-operating amounts:
      Significant legal expense                       (25)         --
      Severance                                      (295)         (511)
                                                 --------      --------
      Total operating income                        1,852         7,087
   Interest expense                               (12,479)      (12,404)
   Interest income                                    260            97
   Other income, net                                  363          (321)
                                                 --------      --------
      Loss from continuing operations
      before income taxes                        $(10,004)       (5,541)
                                                 ========      ========
Loss before discontinued operations              $ (7,356)       (3,738)
                                                 ========      ========

                      INSILCO HOLDING CO. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001




     A summary of identifiable assets by segment follows (in thousands):


                                            As of
                                   March 31,     December 31,
                                     2001           2000
                                  ----------     ----------
     Custom Assemblies            $  200,372        217,739
     Passive Components               98,736         57,431
     Precision Stampings              51,472         52,563
     Corporate                        51,355         28,755
                                  ----------     ----------
         Total                    $  401,935        356,488
                                  ==========     ==========


     The significant increase in identifiable assets of Passive Components relates to the acquisition of InNet in January 2001 (see Note 3).

(8)  Comprehensive Income (Loss)
     ---------------------------
     Comprehensive income (loss) was ($9,807,000) and $39,930,000 for the three months ended March 31, 2001 and 2000, respectively, including other comprehensive loss consisting of foreign currency translation losses totaling ($2,451,000) and ($677,000), respectively.

(9)  Related Party Transactions
     --------------------------
     The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") retainer fees of $0 and $75,000 year to date March 31, 2001 and 2000, respectively. The Company had a payable to DLJSC for retainer fees related to investment banking services of $150,000 and $75,000 at March 31, 2001 and 2000. The Company paid $0.6 million in underwriting fees to Credit Suisse First Boston in the first quater of 2001.

                      INSILCO HOLDING CO. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001




(10) Earnings Per Share
     ------------------
     The components of basic and diluted earnings per share were as follows (in thousands except share and per share data):


                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      2001            2000
                                                   ----------      ----------
     Net income (loss)                             $   (7,356)         40,607
     Preferred stock dividends                         (1,910)         (1,649)
                                                   ----------      ----------
     Net income (loss) available for common        $   (9,266)         38,958
                                                   ==========      ==========
     Average outstanding shares of common stock     1,498,610       1,531,834

     Earnings (loss) per share available to common:

       Loss from continuing operations             $    (6.18)          (3.52)
       Income from discontinued operations               --             28.95
                                                   ----------      ----------
         Basic                                     $    (6.18)          25.43
                                                   ==========      ==========

       Loss from continuing operations             $    (6.18)          (3.52)
       Income from discontinued operations               --             28.95
                                                   ----------      ----------
         Diluted                                   $    (6.18)          25.43
                                                   ==========      ==========



(11) Dividend Restrictions
     ---------------------
     The Company is a holding company and its ability to make payments in respect of the 14% Notes is dependent upon the receipt of dividends or other distributions from its direct and indirect subsidiaries. Insilco and its subsidiaries are parties to the Bank Credit Agreement and Insilco is party to the 12% Note indenture, each of which imposes substantial restrictions on Insilco's ability to pay dividends or make other distributions to the Company. Under the Bank Credit Agreement, Insilco is prohibited from paying dividends.

(12) Impact of Recently Issued Accounting Standards
     ----------------------------------------------
     In June 2000, the FASB issued statement No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133" The Company adopted the new Statement effective January 1, 2001. The adoption did not have a significant effect on its results of operations or financial position.

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO HOLDING CO.:

We have reviewed the condensed consolidated balance sheet of Insilco Holding Co. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Insilco Holding Co. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Columbus, Ohio
May 5, 2001                                                    /s/ KPMG LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

                                    OVERVIEW
                                    --------

Our condensed consolidated results of the three-month period ended March 31, 2000 and 2001, include the acquisition and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000 and in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The discussion that follows is based on our management's approach to decision making and is consistent with the basis and manner in which they internally disaggregate financial information for the purposes of assisting them in making such decisions. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for summary financial information by business segment.

Consolidated sales, EBITDA, and operating income exclude the divestiture of our specialty publishing and automotive segments, which are reported as discontinued operations.

Our first quarter performance was impacted by a number of external factors, including: the decelerating U.S. macroeconomic landscape; ongoing financial issues with emerging telecom service providers; and cautious capital spending by larger, well capitalized telecom service providers. These factors have created a significant reduction in demand for our customers' end products and have created excessive inventory levels throughout the supply-chain.

We are however, responding decisively to current market conditions. Including the recent aquisition of InNet, we have reduced our full-time headcount and contract personnel by over 1,050 in North America and 4,300 worldwide (or 42% of the total workforce) since September 30, 2000. We have severely limited spending throughout our organization and have pushed out all non-essential capital expenditures plans. We are also developing plans to further consolidate our custom assembly facilities and other alternatives for increasing the utilization of our lower cost global manufacturing locations.

                       CONSOLIDATED RESULTS OF OPERATIONS
                       ----------------------------------

For the first quarter of 2001, our net sales increased 2% to $80.0 million from the $78.4 million recorded in the first quarter of 2000. The increase is the net effect of the incremental sales from our recent acquisitions offset somewhat by the decline in sales due to the macroeconomic conditions as discussed in the overview above.

Net sales from our Custom Assemblies segment in the first quarter 2001 increased $5.8 million, or 18%, to $38.3 million, from the $32.5 million recorded in the first quarter of 2000. We experienced a steep decline in original equipment manufacturers, or OEMs, demand for custom cable assemblies used in optical and networking equipment, which decreased sales $6.0 million or 66% from last year. This decrease was offset by incremental sales from Precision Cable, which was acquired in August 2000.

Net sales from our Passive Components segment in the first quarter 2001 were $24.6 million, or flat with the $24.7 million recorded in the first quarter of 2000. Lower transformer and connector sales were offset by incremental sales from InNet Technologies, which was acquired in January 2001.

In the Precision Stamping segment, net sales in the first quarter 2001 decreased $4.0 million, or 19%, to $17.1 million, from the $21.1 million recorded in the first quarter of 2000. This decrease was due to declines in automotive and telecommunication OEM production rates due to general slow downs in their respective markets.

EBITDA for the first quarter of 2001 decreased to $7.3 million from the $10.6 million recorded in the first quarter of 2000. The following is a discussion of the decrease in EBITDA by segment.

EBITDA from our Custom Assemblies segment in the first quarter of 2001 increased $0.9 million to $5.3 million from the $4.4 million recorded in the first quarter of 2000. The increase was due to a reduction in acquisition related incentives. EBITDA margins for the quarter improved to 13.9% from 13.7% for the same period in the prior year.

In our Passive Components segment, EBITDA in the first quarter of 2001 decreased $2.6 million to $1.9 million from the $4.5 million recorded in the first quarter of 2000. The decrease reflects lower connector and transformers sales, a mix shift toward lower margin products and lower margin on sales of inventory at InNet, due to the step-up in value of inventory as a result of acquisition accounting. EBITDA margins for the quarter decreased to 7.7% from 18.0% for the same period in the prior year.

EBITDA from our Precision Stampings segment in the first quarter of 2001 decreased $2.0 million to $0.8 million from the $2.8 million recorded in the first quarter of 2000. The decrease reflects the 19% decrease in sales volume due to the slow down in the automotive and telecommunication OEM markets. EBITDA margins for the quarter decreased to 4.9% from 13.2% for the same period in the prior year.

In the first quarter of 2001, unallocated corporate operating expenses declined to $0.8 million from the $1.1 million recorded in the first quarter of 2000. The decrease is due to a portion of these expenses being covered under an August 25, 2000 Management Services Agreement with ThermaSys Corporation, the former "Automotive Businesses."

Operating income for the first quarter of 2001 decreased $5.2 million to $1.9 million from $7.1 million recorded in the first quarter of 2000. The decrease was due to the decline in EBITDA coupled with incremental depreciation and amortization expense primarily attributable to the Precision and InNet acquisitions.

Loss from continuing operations before income taxes increased an additional $4.5 million to a loss of $10.0 million in the first quarter of 2001 from a $5.5 million loss recorded in the first quarter of 2000. The increase was attributable to the decline in operating income partially offset by other income which included $0.8 million associated with benefits received from company-owned life insurance. Net interest expense remained essentially flat as the reduction in debt from the proceeds of the sale of the specialty publishing and automotive segments offset incremental interest expense incurred on the additional debt associated with the acquisitions.

We recorded income tax benefits and effective rates for the first quarter of 2001 and 2000 of $2.6 million, or 26.5% and $1.8 million, or 32.5%, respectively. The decrease in the effective benefit rates is primarily due to incremental non-deductible goodwill amortization associated with the Precision and InNet acquisitions.

On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. On August 25, 2000, we sold a combination of stock and assets of our "Automotive Businesses" to our majority shareholders for net proceeds of $144.5 million. As a result of these transactions, we recorded aggregate income from discontinued operations, net of tax of $44.3 million in the first quarter of 2000, comprised of income from operations of $1.3 million and a gain on sale of $43.0 million.

We recorded a net loss of $7.4 million in the first quarter of 2001 as compared to net income, after accounting for discontinued operations, of $40.6 million in the first quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were a source of $7.7 million for the first quarter of 2001 as compared to a use of $0.8 million for the same period in 2000, which reflects an increase of $8.5 million. The increase was due to a decline in working capital requirements to support sequentially lower first quarter 2001 sales. During the first quarter, we paid $7.2 million in interest on our 12% Senior Subordinated Notes due 2007. Our next interest payment of $7.2 million on these notes is due in August 2001.

Capital expenditures for the first quarter of 2001 were $2.8 million as compared to $1.9 million in the first quarter of 2000. The increase reflects certain carryover projects in the Precision Stamping segment from the fourth quarter 2000. Capital expenditure allocations during the current period by segment were 15% to Custom Assemblies, 37% to Passive Components, and 48% to Precision Stampings. As previously disclosed, the Company expects to curb capital expenditures to coincide with market conditions.

On January 10, 2001, through Insilco, we purchased InNet Technologies, Inc. for $45.1 million, net of cash acquired, using cash and $25.0 million of additional Term B borrowings, as permitted under the Bank Credit Facility.

Quarterly mandatory prepayments on the term facility of $1.2 million and $1.25 million were paid in the first quarter of 2001 and in April 2001, respectively. Future term loan mandatory prepayments of $1.25 million are due in July, October and December of 2001.

At March 31, 2001, we were in compliance with the covenants of our Credit Facilities.

As a result of the TAT and Precision Cable acquisitions, we paid approximately $14.5 million of acquisition related incentives in April 2001. We also received a tax refund, including interest, of $4.4 million in April 2001. We have a tax payment of approximately $5.2 million due by November 2001. This payment relates to the capital gain from the sale of the shares of Arup Alu-Rohr und Profil GmbH, part of the "Automotive Businesses".

At May 15, 2001, we had cash and borrowing availability of approximately $30.0 million.

As of March 31, 2001, our stockholders' deficit totaled $197.9 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

OUTLOOK

As a result of current market conditions, we do not expect improved performance in the second quarter of 2001. We see no current signs of a rebound in the U.S. economy and we expect emerging telecom carriers to continue to experience difficulty in securing equipment financing. Therefore, we expect these carriers will continue to cancel or delay equipment orders, causing them to further delay spending with major telecommunication equipment OEM's which will extend the time required to deplete excessive inventory levels within the supply chain.

We continue to believe our strategy and strong customer relationships will enable us to capitalize on market opportunities now and over the next two to three years. In fact, we continue to see strong customer quote activity and are encouraged by some recent new business awards. However, it is difficult to predict how long the sluggish demand in our end markets will last. Therefore, there can be no assurances that these activities are indications of a second-half sales increase or that the slow down in order activity will be short-term or that economic conditions will not deteriorate further.

Thus, the magnitude and duration of these circumstances could impact our principal sources of liquidity, which is from our operating activities and funding from our senior credit facilities, which in turn could limit our ability to meet our future cash requirements for working capital, capital expenditures, interest, taxes and debt repayments and the execution of our acquisition strategies.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of March 31, 2001, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the first quarter of 2001, we had $221.3 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $1.9 million, using average debt levels. As of March 31, 2001, we had no interest rate derivative instruments in place for managing interest rate risks.

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following:

     o   delays in new product introductions
     o   lack of market acceptance of new products
     o   changes in demand for our products
     o   changes in market trends
     o   short-term and long-term outlook
     o   operating hazards
     o   general competitive pressures from existing and new competitors
     o   effects of governmental regulations
     o   changes in interest rates
     o and, adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          (None)


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------
          (None)


ITEM 5.   OTHER INFORMATION
          -----------------
          (None)


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a)   Exhibits

                None

          (b)   Reports on Form 8-K

                A report, dated January 11, 2001 on Form 8-K was filed with the SEC on January 16, 2001, pursuant to Items 5 and 7 of that form.

                A report, dated January 17, 2001 on Form 8-K was filed with the SEC on January 17, 2001, pursuant to Items 5 and 7 of that form.

                A report, dated February 23, 2001 on Form 8-K was filed with the SEC on February 23, 2001, pursuant to Items 5 and 7 of that form.

                A report, dated May 10, 2001 on Form 8-K was filed with the SEC on May 11, 2001, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  INSILCO HOLDING CO.
                                                  -------------------


Date:  May 15, 2001                               By: /s/ MICHAEL R. ELIA
                                                      -------------------
                                                      Michael R. Elia
                                                      Senior Vice President,
                                                      Chief Financial Officer,
                                                      Treasurer and Secretary