Form 10-Q
period 2001-06-30
INSILCO HOLDING CO
filed 2001-08-14
CIK 1068049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2001, 1,480,849 shares of common stock, $.001 par value, were outstanding.

                      INSILCO HOLDING CO. AND SUBSIDIARIES


                               INDEX TO FORM 10-Q



                                                                                                      Page
                                                                                                      ----
PART I.    FINANCIAL INFORMATION
-------    ---------------------

Item 1.    Financial Statements (unaudited)                                                             4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                       19

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                   25

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.    Legal Proceedings                                                                           25

Item 2.    Changes in Securities and Use of Proceeds                                                   25

Item 3.    Defaults upon Senior Securities                                                             25

Item 4.    Submission of Matters to a Vote of Securities Holders                                       25

Item 5.    Other Information                                                                           25

Item 6.    Exhibits and Reports on Form 8-K                                                            25

                      INSILCO HOLDING CO. AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
            ---------------------------------                              Page

            Condensed Consolidated Balance Sheets at June 30, 2001           4
            and December 31, 2000

            Condensed Consolidated Statements of Operations for the three    5
            months and six months ended June 30, 2001 and 2000

            Condensed Consolidated Statements of Cash Flows for the          6
            six months ended June 30, 2001 and 2000

            Notes to the Condensed Consolidated Financial Statements         7

            Independent Auditors' Review Report                             18

                   Condensed Consolidated Balance Sheets
                     (In thousands, except share data)

                                                                                             As of
                                                                              -------------------------------------
                                                                                      June 30,         December 31,
                                                                                       2001               2000
                                                                              ------------------- -----------------
                                   Assets                                         (Unaudited)        (Note 1)
                                   ------
Current assets:
  Cash and cash equivalents                                                             $ 31,643            28,087
  Trade receivables, net                                                                  37,629            61,609
  Other receivables                                                                        1,483             1,818
  Inventories, net                                                                        53,123            58,779
  Deferred taxes                                                                            2,177            2,373
  Prepaid expenses and other current assets                                                2,457             5,400
                                                                                 ----------------   ---------------

    Total current assets                                                                 128,512           158,066

Property, plant and equipment, net                                                        57,982            58,274
Deferred taxes                                                                             9,340             1,077
Goodwill, net                                                                             57,850           121,326
Other assets and deferred charges                                                         15,995            17,745
                                                                                 ----------------   ---------------
    Total assets                                                                       $ 269,679           356,488
                                                                                 ================   ===============
                   Liabilities and Stockholders' Deficit
                   -------------------------------------
Current liabilities:
  Current portion of long-term debt                                                      $ 5,213             5,210
  Accounts payable                                                                        18,177            28,655
  Accrued expenses                                                                        16,030            34,369
  Income taxes payable                                                                     6,648             6,915
  Other current liabilities                                                                6,945             7,431
                                                                                 ----------------   ---------------
    Total current liabilities                                                             53,013            82,580

Long-term debt, excluding current portion                                                437,290           374,956
Other long-term obligations, excluding current portion                                    37,504            38,065
15% Preferred stock; 3,000,000 shares authorized; 1,400,000 shares issued and outstanding at June 30, 2001 and December 31, 2000,
  (redemption value $73,000,000)                                                          50,981            47,088
Stockholders' deficit:
  Common stock, $.001 par value; 15,000,000 shares authorized;
    1,480,849 shares issued and outstanding at June 30, 2001 and
    December 31, 2000                                                                          1                 1
  Additional paid-in capital                                                              69,834            69,834
  Accumulated deficit                                                                   (374,546)         (252,461)
  Accumulated other comprehensive loss                                                    (4,398)           (3,575)
                                                                                 ----------------   ---------------
   Stockholders' deficit                                                                (309,109)         (186,201)
                                                                                 ----------------   ---------------
Contingencies (See Note 6 and 7)
    Total liabilities and stockholders' deficit                                        $ 269,679           356,488
                                                                                 ================   ===============

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                     Three Months Ended                  Six Months Ended
                                                                         June 30,                             June 30,
                                                              ----------------------------------    ---------------------------
                                                                   2001              2000               2001          2000
                                                              ----------------  ----------------    -------------  ------------

Net sales                                                            $ 58,367            92,304          138,357       170,669
Cost of products sold                                                  51,499            66,584          115,132       123,864
Depreciation and amortization                                           5,194             3,649           10,318         6,679
Goodwill impairment charge                                             97,308                 -           97,308             -
Selling, general and administrative expenses                            9,441            12,987           18,822        23,955
                                                              ----------------  ----------------    -------------  ------------
   Operating income (loss)                                           (105,075)            9,084         (103,223)       16,171
                                                              ----------------  ----------------    -------------  ------------

Other income (expense):
   Interest expense                                                   (12,446)          (13,354)         (24,925)      (25,758)
   Interest income                                                      2,287                56            2,547           153
   Other, net                                                            (615)              (31)            (252)         (352)
                                                              ----------------  ----------------    -------------  ------------

    Total other expense                                               (10,774)          (13,329)         (22,630)      (25,957)
                                                              ----------------  ----------------    -------------  ------------

   Loss before income taxes and discontinued operations              (115,849)           (4,245)        (125,853)       (9,786)

Income tax benefit                                                      5,012             1,344            7,660         3,147
                                                              ----------------  ----------------    -------------  ------------

   Loss before discontinued operations                               (110,837)           (2,901)        (118,193)       (6,639)

Discontinued operations, net of tax:
    Income from operations                                                  -             3,618                -         4,925
     Gain on sale                                                           -                   -              -       43,038
                                                              ----------------  ----------------    -------------  ------------
      Income from discontinued operations                                   -             3,618                -        47,963
                                                              ----------------  ----------------    -------------  ------------

Net income (loss)                                                    (110,837)              717         (118,193)       41,324

Preferred stock dividend                                               (1,982)           (1,710)          (3,892)       (3,359)
                                                              ----------------  ----------------    -------------  ------------

   Net income (loss) available to common                           $ (112,819)             (993)        (122,085)       37,965
                                                              ================  ================    =============  ============

Basic earnings (loss) available per common share:
   Loss from continuing operations                                   $ (75.26)            (3.01)          (81.44)        (6.53)
   Discontinued operations                                                  -              2.36                -         31.33
                                                              ----------------  ----------------    -------------  ------------
   Basic net income (loss)                                           $ (75.26)            (0.65)          (81.44)        24.80
                                                              ================  ================    =============  ============

Diluted earnings (loss) available per common share:
   Loss from continuing operations                                   $ (75.26)            (3.01)          (81.44)        (6.53)
   Discontinued operations                                                  -              2.36                -         31.33
                                                              ----------------  ----------------    -------------  ------------
   Diluted net income (loss)                                         $ (75.26)            (0.65)          (81.44)        24.80
                                                              ================  ================    =============  ============


See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                      Six Months Ended
                                                                                           June 30
                                                                                --------------   -------------
                                                                                    2001             2000
                                                                                --------------   -------------
Cash flows from operating activities:
   Net income (loss)                                                                $(118,193)         41,324
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Net income from discontinued operations                                                -         (14,302)
     Depreciation and amortization                                                     10,318           6,679
     Deferred taxes                                                                    (8,067)          2,268
     Other noncash charges and credits                                                  8,065           7,566
     Goodwill impairment charge                                                        97,308               -
     Change in operating assets and liabilities:
       Receivables                                                                     28,357          (4,740)
       Inventories                                                                      9,639          (6,326)
       Prepaids                                                                         3,018              28
       Payables                                                                       (13,500)           (236)
       Other current liabilities and other                                            (19,059)         (2,096)
     Discontinued operations:
       Gain on sale                                                                         -         (43,038)
       Depreciation                                                                         -           5,242
       Changes in discontinued operations                                                   -          13,057
                                                                                --------------   -------------
         Net cash provided by (used in) operating activities                           (2,114)          5,426
                                                                                --------------   -------------
   Cash flows from investing activities:
     Other investing activites                                                             61               5
     Capital expenditures                                                              (4,302)         (3,473)
     Acquisitions, net of cash acquired                                               (44,174)       (100,594)
     Discontinued operations:
       Proceeds from sale                                                                   -          72,845
       Capital expenditures                                                                 -          (3,634)
                                                                                --------------   -------------
         Net cash used in investing activities                                        (48,415)        (34,851)
                                                                                --------------   -------------
   Cash flows from financing activities:
     Proceeds from additional Term B Loan                                              25,000               -
     Principal and other debt payments                                                 (3,431)         (1,389)
     Return of equity units to management                                                   -             (63)
     Proceeds from revolving credit facility                                           33,000          28,128
                                                                                --------------   -------------
         Net cash provided by financing activities                                     54,569          26,676
                                                                                --------------   -------------
Effect of exchange rate changes on cash                                                  (484)              -
                                                                                --------------   -------------
         Net increase (decrease) in cash and cash equivalents                           3,556          (2,749)
Cash and cash equivalents at beginning of period                                       28,087           6,454
                                                                                --------------   -------------
Cash and cash equivalents at end of period                                           $ 31,643           3,705
                                                                                ==============   =============

Interest paid                                                                        $ 17,092          19,038
                                                                                ==============   =============

Income taxes paid                                                                       $ 829           2,118
                                                                                ==============   =============



See accompanying notes to the unaudited condensed consolidated financial statements.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

(2)     Discontinued Operations
        -----------------------

        On August 25, 2000, the Company sold its "Automotive Businesses" to ThermaSys Holding Company, ThermaSys Corporation ("ThermaSys"), a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., for net proceeds of $144.5 million. The ThermaSys companies are owned by the Company's majority stockholders. The gain on sale was $20.5 million, net of taxes of $17.3 million. The "Automotive Businesses" manufacture, sell and distribute tubing and heat exchanger products and transmission and suspension components through General Thermodynamics and Thermal Components, both divisions of the Company, and the following wholly-owned subsidiaries of the company: Steel Parts Corporation, Arup Alu-Rohr und Profil GmbH, Thermal Transfer Products, Ltd., Great Lake, Inc., and Thermal Components Inc., as well as the Company's 51% ownership in Dalian General Thermodynamics Incorporated, Ltd. As a result of this sale, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation. Proceeds from the sale were used to reduce bank debt.

        On February 11, 2000, the Company, through its wholly-owned subsidiary Insilco Technologies, Inc. ("Insilco"), executed a definitive sale agreement with TP Acquisition Corp., a wholly-owned subsidiary of Castle Harlan Partners III, L.P. to sell it publishing business, Taylor Publishing Company for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments were used to reduce borrowings under Insilco's Term Credit Facility. The gain on the sale was $43.0 million, net of taxes of $23.6 million.

(3)     Acquisitions
        ------------

        On January 10, 2001, through Insilco, the Company acquired the outstanding equity interests in InNet Technologies, Inc. ("InNet"), excluding the approximately 16% of the outstanding equity interests that the Company already owned. InNet, now a wholly-owned subsidiary, is a California-based designer,

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

        developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. The gross purchase price paid for the remaining equity interests was $44.9 million and was financed with cash and additional borrowings of $25.0 million under Insilco's Term B Facility provided for under the Credit Agreement. The purchase method of accounting has been used to account for the purchase; accordingly the results of operations of InNet have been included in the Company's consolidated financial statements from January 10, 2001. The purchase price, net of cash acquired and including costs incurred directly related to the transaction, was $44.2 million. The preliminary excess of the purchase price over identifiable assets acquired was $37.9 million, which will be amortized on a straight-line basis over 20 years. The Company expects to have adjustments to this preliminary amount resolved within one year and does not expect these adjustments to be material. This acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission. At June 30, 2001, the Company evaluated the fair value of the InNet goodwill and recorded a pre-tax charge of $7.5 million and changed the useful life of the remaining goodwill to 7 years, see further discussion at Note 14, Impairment of Goodwill.

        On August 25, 2000, the Company, through Insilco, purchased Precision Cable Manufacturing ("Precision") for a gross purchase price of $54.8 million, including final working capital adjustments. The purchase price, net of cash acquired, and including estimated costs incurred directly related to the transaction and final working capital adjustments, was $55.0 million. Precision is a Rockwall, Texas-based cable and wire assembly provider primarily to the telecommunications industry. The purchase price was financed with borrowings under the Credit Agreement. The purchase method of accounting has been used to account for the purchase; accordingly the results of operations of Precision have been included in the Company's consolidated financial statements from August 25, 2000. The excess of the purchase price over net identifiable assets acquired was $37.6 million, and is being amortized on a straight-line basis over 20 years. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission. At June 30, 2001, the Company evaluated the fair value of the Precision goodwill and recorded a pre-tax charge of $14.9 million and changed the useful life of the remaining goodwill to 7 years, see further discussion at Note 14, Impairment of Goodwill.

        On February 17, 2000, the Company, through Insilco and through two newly created wholly owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc., purchased 9011-7243 Quebec Inc. The surviving company, TAT Technologies, is a wholly owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The entire purchase price was financed with borrowings under Insilco's Term B Facility. The gross purchase price paid by the Company was $102.1 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $100.6 million. The purchase method of accounting has been used to account for the purchase, accordingly, the results of operations of TAT have been included in the Company's consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired is $82.4 million, and is being amortized on a straight-line basis over 20 years. At June 30, 2001, the Company evaluated the fair value of the TAT Technologies goodwill and recorded a pre-tax charge of $74.9 million and changed the useful life of the remaining goodwill to 7 years, see further discussion at Note 14, Impairment of Goodwill.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and six months ended June 30, 2001 and 2000, which assume the transactions occurred at the beginning of the period are as follows (in thousands, except per share data):



                                                           Three months ended                Six months ended
                                                                June 30,                         June 30,
                                                      ------------------------------   ------------------------------
                                                           2001            2000            2001            2000
                                                      ----------------  ------------   --------------  --------------

        Net Sales                                       $  58,367         112,321         138,357         210,832

        Loss available to common                        $(112,819)         (3,213)       (122,085)         (8,322)

        Diluted loss per share available to common      $  (75.26)          (2.10)         (81.44)          (5.44)



(4)    Inventories

       Inventories consisted of the following (in thousands):

                                                 As of
                                        ------------------------
                                        June 30,    December 31,
                                          2001         2000
                                        ----------   -----------

        Raw materials and supplies      $27,132       31,620
        Work-in-process                   8,957       11,234
        Finished goods                   17,034       15,925
                                        -------      -------

           Total inventories            $53,123       58,779
                                        =======      =======

(5)    Capital Stock and Warrants
       --------------------------

       Through June 30, 2001, the Company has cumulatively accreted $18.9 million towards the payment of dividends on the PIK (Paid in Kind) Preferred Stock.

       At June 30, 2001, 49,000 warrants to purchase 15,925 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding.

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

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(7)    Long-Term Debt

       A summary of long-term debt is as follows (in thousands):


                                          June 30,          December 31,
                                            2001                2000
                                       ----------------   -----------------

       Term Facilities                       $ 182,563             160,250
       12% Senior Subordinated Notes           119,821             119,807
       14% Senior Discount Notes               102,026              95,165
       Revolving Facility                       37,500               4,500
       Miscellaneous                               593                 444
                                       ----------------   -----------------
                                               442,503             380,166
       Less current portion                     (5,213)             (5,210)
                                       ----------------   -----------------
                                             $ 437,290             374,956
                                       ================   =================


       On June 30, 2001, Insilco was not in compliance with certain financial covenants under its Credit Agreement and on August 14, 2001 Insilco amended and restated its Credit Agreement, see further discussion in Note 15, Subsequent Events.

       On August 25, 2000, through Insilco, the Company amended and restated Insilco's Bank Credit Agreement ("Credit Agreement"). The Credit Agreement provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term B Facility"). The Company also had the option to increase the Credit Facilities by an additional $25.0 million. On January 10, 2001, the Company used this option to increase the Credit Facilities, under the Term B Facility, by $25.0 million to partially fund the acquisition of InNet Technologies, Inc. (see further discussion at Note 3.) As of June 30, 2001, the Company had outstanding $37.5 million under the Revolving Facility, $33.3 million under the Term A Facility and $149.3 million under the Term B Facility.

       As a result of these actions, in the third quarter of 2000, the Company recorded an extraordinary charge of $4.8 million (net of a tax benefit of $1.9 million) related to the write-off of unamortized debt issuance costs associated with Insilco's 1998 Bank Credit Agreement.

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

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

       subject to mandatory quarterly prepayments of $312,500 for the first six years and quarterly payments of $29.4 million in the seventh year.

       Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or Bank One's Base Rate, plus an applicable margin. LIBOR at June 30, 2001 was 3.835%. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At June 30, 2001, the applicable margin for the Term A Facility and the Revolving Facility was LIBOR plus 3.25%. At June 30, 2001, the applicable margin for the Term B Facility was LIBOR plus 3.75%. The unused commitment fee at June 30, 2001 was 0.5%. The applicable margins and unused commitment fee are determined by the Company's leverage ratio.

(8)    Segment Information
       -------------------

       The following summary financial information by business segment (in thousands) is consistent with the basis of segmentation and measurement of segment profit or loss used in the Company's December 31, 2000 condensed consolidated financial statements:

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                     -------------------------------   ---------------------------
                                                          2001            2000             2001          2000
                                                     ---------------  --------------   -------------- ------------
Net Sales:
   Custom Assemblies                                       $ 26,225          46,628           64,559       79,127
   Passive Components                                        17,300          25,212           41,863       49,947
   Precision Stampings                                       14,842          20,464           31,935       41,595
                                                     ---------------  --------------   -------------- ------------
    Total net sales                                        $ 58,367          92,304          138,357      170,669
                                                     ===============  ==============   ============== ============

Loss from continuing operations
  before income taxes:
   Custom Assemblies                                         $ (170)          7,503            5,159       11,954
   Passive Components                                          (541)          4,210            1,345        8,664
   Precision Stampings                                          532           2,792            1,370        5,578
   Unallocated operating amount:
     Corporate operating expenses                              (681)         (1,178)          (1,438)      (2,241)
                                                     ---------------  --------------   -------------- ------------
    Earnings (loss) before interest, taxes
      depreciation and amortization (EBITDA)                   (860)         13,327            6,436       23,955
   Depreciation and amortization                             (5,194)         (3,649)         (10,318)      (6,679)
   Goodwill impairment charge                               (97,308)              -          (97,308)           -
   Unallocated non-operating amounts:
     Significant legal expense                                 (104)           (343)            (129)        (343)
     Severance and other                                     (1,609)           (251)          (1,904)        (762)
                                                     ---------------  --------------   -------------- ------------
      Total operating income (loss)                        (105,075)          9,084         (103,223)      16,171
   Interest expense                                         (12,446)        (13,354)         (24,925)     (25,758)
   Interest income                                            2,287              56            2,547          153
   Other, net                                                  (615)            (31)            (252)        (352)
                                                     ---------------  --------------   -------------- ------------
    Loss from continuing
      operations before income taxes                     $ (115,849)         (4,245)        (125,853)      (9,786)
                                                     ===============  ==============   ============== ============

Loss before discontinued operations                      $ (110,837)         (2,901)        (118,193)      (6,639)
                                                     ===============  ==============   ============== ============


        A summary of identifiable assets by segment follows (in thousands):

                                                                 As of
                                         June 30,             December 31,
                                           2001                  2000
                                    -------------------   -------------------

         Custom Assemblies                    $ 93,873               217,739
         Passive Components                     81,025                57,431
         Precision Stampings                    48,817                52,563
         Corporate                              45,964                28,755
                                    -------------------   -------------------
            Total                            $ 269,679               356,488
                                    ===================   ===================

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

       The significant decrease in the Custom Assemblies' identifiable assets is due to the TAT Technologies and Precision goodwill impairment charges. The significant increase in identifiable assets of Passive Components relates to the acquisition of InNet in January 2001, offset somewhat by the InNet goodwill impairment charge (see Notes 3 and 14).

(9)    Comprehensive Income (Loss)
       ---------------------------

       Comprehensive income (loss) was ($109,209,000) and $94,000 for the three months ended June 30, 2001 and 2000, respectively, including other comprehensive income (loss) consisting of foreign currency translation gains (losses) totaling $1,628,000 and ($623,000), respectively. Comprehensive income (loss) for the six months ended June 30, 2001 and 2000, respectively, was ($119,016,000) and $40,024,000 including other comprehensive loss consisting of foreign currency translation losses totaling $823,000 and $1,300,000, respectively.

(10)   Related Party Transactions
      ---------------------------

       The Company paid Credit Suisse First Boston ("CSFB") retainer fees of $150,000 year to date June 30, 2001. The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") retainer fees of $75,000 year to date June 30, 2000. CSFB acquired DLJSC during 2000. The Company had a payable to CSFB for retainer fees related to investment banking services of $75,000 and $150,000 at June 30, 2001 and 2000. The Company also paid $625,000 in underwriting fees to CSFB in the first quarter of 2001.

       The Company received $136,000 and $292,000 from ThermaSys for management fees and other miscellaneous items for the three month and six month periods ended June 30, 2001, respectively. At June 30, 2001 and December 31, 2000, the Company had net receivables from ThermaSys of $283,000 and $152,000, respectively. The June 30, 2001 net receivable consisted of $294,000 for management services provided to ThermaSys by the Company and $13,000 for services shared with and reimbursable to the Company, net of a $24,000 credit for miscellaneous other items. The December 31, 2000 receivable consisted of $148,000 for management services provided to ThermaSys by the Company and $4,000 for services shared with and reimbursable to the Company.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(11)   Earnings Per Share
       ------------------

       The components of basic and diluted earnings per share were as follows (in thousands except share and per share data):

                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                           June 30,
                                                            ----------------- ---------------- ---------------- -----------------
                                                                  2001             2000             2001              2000
                                                            ----------------- ---------------- ---------------- -----------------

       Net income (loss)                                          $ (110,837)             717         (118,193)           41,324
       Preferred stock dividends                                      (1,982)          (1,710)          (3,892)           (3,359)
                                                            ----------------- ---------------- ---------------- -----------------

         Net income (loss) available for common                   $ (112,819)            (993)        (122,085)           37,965
                                                            ================= ================ ================ =================

       Average outstanding shares of common stock                  1,498,610        1,530,141        1,498,610         1,530,983

       Earnings (loss) per share available to common:

         Loss from continuing operations                            $ (75.26)           (3.01)          (81.44)            (6.53)
         Income from discontinued operations                               -             2.36                -             31.33
                                                            ----------------- ---------------- ---------------- -----------------
           Basic                                                    $ (75.26)           (0.65)          (81.44)            24.80
                                                            ================= ================ ================ =================

         Loss from continuing operations                            $ (75.26)           (3.01)          (81.44)            (6.53)
         Income from discontinued operations                               -             2.36                -             31.33
                                                            ----------------- ---------------- ---------------- -----------------
           Diluted                                                  $ (75.26)           (0.65)          (81.44)            24.80
                                                            ================= ================ ================ =================

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

(13)   Impact of Recently Issued Accounting Standards
       ----------------------------------------------

       In June 2000, the 2000 FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement 133". The Company adopted the new Statement effective January 1, 2001. The adoption did not have a significant effect on its results of operations or financial position.

       In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires the use of the purchase method of

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

       accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement No. 142 makes the following significant changes: 1) goodwill and indefinite lived intangible assets will no longer be amortized, 2) goodwill will be tested for impairment at least annually at the reporting unit level, 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.

       As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $48.7 million, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was approximately $4.5 million and $4.1 million for the year ended December 31, 2000, and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(14)   Impairment of Goodwill
       -----------------------

       During the first half of 2001, the Company experienced a significant decrease in the rate of growth of its Custom Assemblies and Passive Components segments due to a dramatic decline in capital spending in the telecommunications industry. During the second quarter, major customers of the companies in these segments further reduced their order forecasts and canceled orders already placed. Management now believes that the growth prospects for these business segments are significantly less than previously expected and those of historical periods.

       The Company reviews the value of its long-lived assets when events or changes in circumstances occur that indicate the carrying value of the asset may be impaired. As a result of the business conditions noted above, the Company concluded such a review was required for its three most recent acquisitions, TAT Technologies, in February 2000; Precision, in August 2000; and, InNet, in January 2001, and their related goodwill. The review was completed in four steps, 1) the Company estimated undiscounted future cash flows based on estimated growth levels to determine if an impairment had occurred, 2) the Company estimated a terminal value based on an appropriate multiple of EBITDA, 3) the Company discounted the future cash flows, using EBITDAs as proxies for those cash flows, to a present value using an appropriate discount rate, and 4) the Company compared the discounted net present value to the net assets of each of the three companies to determine the fair value of the goodwill.

       As a result of this review, the Company determined that the goodwill related to these acquisitions is impaired and in accordance with company policy it is necessary to write-down the goodwill to fair value. Thus, in the second quarter, the Company recorded pre-tax charges of $97.3 million to impair a significant portion of goodwill. Of the total charge of $97.3 million, $74.9 million related to the goodwill resulting from the acquisition of TAT Technologies, $14.9 million related to the goodwill resulting from the acquisition of Precision and $7.5 million related to goodwill resulting from the acquisition of InNet.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

(15)   Subsequent Event
       ----------------

       On June 30, 2001, Insilco was not in compliance with certain financial covenants under its Credit Agreement. In response to this situation, Insilco entered into negotiations with its lenders and the Company's equity holders which resulted, on August 15, 2001, in waivers by Insilco's lenders of such defaults, an amendment and restatement of the Credit Agreement ("Amended Credit Agreement" or "Amendment") and the investment by certain of the Company's equity holders of an additional $15.0 million in senior unsecured loans to Insilco under the Amended Credit Agreement.

       Pursuant to the Amended Credit Agreement, the cash interest rate on existing loans, and the fees payable with respect to outstanding letters of credit, were increased by 0.75% and the unused commitment fee under the revolving credit portion of the Amended Credit Agreement was increased by 0.25%. The Amendment also requires Insilco to accrue deferred interest and fees on outstanding loans and letters of credit at a rate of 2.00% per annum until the later of the delivery of Insilco's financial statements for the fiscal quarter ending December 31, 2002 and Insilco achieving $38.0 million of EBITDA in a period of two consecutive fiscal quarters, with such accrued interest to be subject to an aggregate minimum of $7.0 million. Such deferred interest and fees will be payable on the maturity date of the corresponding loans and commitments but will, beginning on the date such deferred amounts cease to accrue, bear cash interest, payable monthly, at a rate equal to one-month LIBOR plus 4.00%.

       The Amendment also replaced the existing financial covenants with a minimum EBITDA test, a maximum indebtedness test, and, with effect from the fiscal quarter ending December 31, 2003, a minimum fixed charge coverage ratio test. In addition, Insilco's ability to make capital expenditures and investments and to incur indebtedness was further restricted and Insilco agreed to provide certain additional collateral to its existing lenders under the Amended Credit Agreement.

       The Amendment also provides for $15.0 million of additional funds to be invested by certain of the Company's existing equity holders in the form of a new tranche of senior, unsecured loans under the Amended Credit Agreement. These new loans will accrue interest, which will compound quarterly but not be paid in cash until the maturity date of the loans on June 25, 2007, at a rate based on Insilco's leverage ratio as follows:


           Leverage Ratio                                        Interest Rate
           Greater than 6.0:1                                            30.0%
           Greater than 5.0:1 but not greater than 6.0:1                 25.0%
           Greater than 4.0:1 but not greater than 5.0:1                 20.0%
           Less than or equal to 4.0:1                                   15.0%

       In conjunction with the borrowing of this new tranche of loans, Insilco will grant the lenders making such loans warrants to purchase approximately 60,000 shares of its common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of Insilco's common stock then outstanding.

       In addition to this $15.0 million of new senior, unsecured loans made at the closing of the Amendment, the Amendment permits the incurrence by Insilco of (i) up to $15.0 million of

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

       further senior, unsecured loans under the Amended Credit Agreement on the same basis and (ii) up to another $15.0 million of senior subordinated notes with a stated maturity and interest rate substantially identical to the new loans under the Amended Credit Agreement but otherwise with terms substantially similar to Insilco's outstanding 12% Senior Notes due 2007. The lenders of any such loans and the purchasers of any such notes would be entitled to receive warrants to purchase four shares of Insilco's common stock for every $1,000 principal amount of loans made or notes purchased. Proceeds of any such additional loans or notes will be included as EBITDA under the Amended Credit Agreement for purposes of determining Insilco's compliance with the new minimum EBITDA covenant contained in the Amended Credit Agreement. While the Amendment permits Insilco to incur such additional loans and issue such notes, Insilco has not sought or obtained any commitments to make any such loans or purchase any such notes and there can be no assurance that any such commitments will be forthcoming if Insilco seeks them.

       In anticipation of the amendment and restatement of its Credit Agreement, on August 13, 2001, Insilco permanently reduced the commitments under the revolving credit portion of its Credit Agreement from $50 million to $44 million.

       Also, in anticipation of such amendment and restatement, the making of the $15.0 million of additional loans thereunder and the issuance of warrants to purchase Insilco's common stock, on August 14, 2001, (i) Insilco's charter was amended to increase the number of its authorized shares of common stock from 1,000 to 1,000,000 and (ii) Insilco effected a 1,000:1 stock split, thereby increasing the number of its outstanding shares of common stock from 100 to 100,000.

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO HOLDING CO.:

We have reviewed the condensed consolidated balance sheet of Insilco Holding Co. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-months ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




Columbus, Ohio
August 14, 2000                                     /s/      KPMG LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

OVERVIEW
--------

Our condensed consolidated results of the three month and six month periods ended June 30, 2000 and 2001, include the acquisition and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000 and in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The discussion that follows is based on the summary financial information by business segment presented in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Consolidated net sales, EBITDA, and operating income exclude the divestiture of our specialty publishing and automotive segments, which are reported as discontinued operations.

Our second quarter and first half performance was impacted by a number of external factors, including: the continued decelerating U.S. macroeconomic landscape; ongoing financial issues with emerging telecom service providers; and cautious capital spending by larger, well capitalized telecom service providers. These factors have created a significant reduction in demand for our customers' end products and have created excessive inventory levels throughout the supply-chain.

We continue to respond decisively to current market conditions with headcount reductions and limited spending throughout our organization. We also have plans to further consolidate our custom assembly facilities and increase the utilization of our lower cost global manufacturing locations in our passive components segment.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

For the second quarter of 2001, our net sales decreased 37% to $58.4 million from the $92.3 million recorded in the second quarter of 2000. For the first half of 2001, our net sales decreased 19% to $138.4 million from the $170.7 million recorded in the first half of 2000. The decrease is due to the decelerating macroeconomic conditions and reduced demand for our customers' end products discussed in the overview above, partially offset by incremental sales from our recent acquisitions.

As a result, net sales from our Custom Assemblies segment in the second quarter 2001 decreased $20.4 million, or 44%, to $26.2 million, from the $46.6 million recorded in the second quarter of 2000. Sales in the first half of 2001 decreased $14.5 million, or 18%, to $64.6 million, from the $79.1 million recorded in the first half of 2000. Sales to our major optical equipment customer declined $26.9 million, or 90%, in the second quarter 2001 compared to the same period last year and were down $31.9 million, or 72%, in the first half of 2001 compared to the same period last year. This decrease was partially offset by incremental sales from Precision, which was acquired in August 2000.

Net sales from our Passive Components segment in the second quarter 2001 decreased $7.9 million, or 31%, to $17.3 million, from the $25.2 million recorded in the second quarter of 2000. Sales in the first half of 2001 decreased $8.1 million, or 16%, to $41.8 million, from the $49.9 million recorded in the first half of 2000. Lower transformer and connector sales were partially offset by incremental sales from InNet Technologies, which was acquired in January 2001.

In the Precision Stamping segments, net sales in the second quarter 2001 decreased $5.6 million, or 27%, to $14.8 million from the $20.4 million recorded in the second quarter of 2000. Sales in the first half of 2001 decreased $9.7 million, or 23%, to $31.9 million from the $41.6 million recorded in the first half of 2000.

This decrease was due to the general slow down in economic and manufacturing activity, more specifically in the automotive and electronics markets. Precision Stampings was particularly affected by reduced demand from a large customer in the electrical market, which was in the process of restructuring its Far East distribution channels.

EBITDA for the second quarter of 2001 decreased to a loss of $0.9 million from income of $13.3 million recorded in the second quarter of 2000. EBITDA for the first half of 2001 decreased to $6.4 million from $24.0 million recorded in the first half of 2000. The following is a discussion of the decrease in EBITDA by segment.

EBITDA from our Custom Assemblies segment in the second quarter of 2001 decreased $7.7 million to a loss of $0.2 million from income of $7.5 million recorded in the second quarter of 2000. EBITDA in the first half of 2001 decreased $6.8 million to $5.2 million from $12.0 million recorded in the first half of 2000. The decreases were due to the sharp decline in sales, especially in the optical cabling market, coupled with the recognition of certain acquisition costs related to Precision. EBITDA margins for the second quarter and first half declined to (0.6%) from 16.1% and 8.0% from 15.1%, respectively, for the same periods in the prior year.

In our Passive Components segment, EBITDA in the second quarter of 2001 decreased $4.7 million to a loss of $0.5 million from the income of $4.2 million recorded in the second quarter of 2000. EBITDA in the first half of 2001 decreased $7.3 million to $1.4 million from $8.7 million recorded in the first half of 2000. The decreases reflect lower connector and transformer sales, a mix shift toward lower margin products and the expense of certain acquisition costs relating to InNet. EBITDA margins for the second quarter and first half decreased to (3.1%) from 16.7% and 3.2% from 17.3%, respectively, for the same periods in the prior year.

EBITDA from our Precision Stampings segment in the second quarter of 2001 decreased $2.3 million to $0.5 million from the $2.8 million recorded in the second quarter of 2000. EBITDA in the first half of 2001 decreased $4.2 million to $1.4 million from the $5.6 million recorded in the first half of 2000. The decreases reflect lower sales volumes due to the slow down in the general economy and, more specifically, the automotive market. EBITDA margins for the second quarter and first half decreased to 3.6% from 13.6% and 4.3% and 13.4%, respectively, for the same periods in the prior year.

In the second quarter of 2001, unallocated corporate operating expenses declined to $0.7 million from the $1.2 million recorded in the second quarter of 2000. In the first half of 2001, unallocated corporate operating expenses declined to $1.4 million from the $2.2 million recorded in the first half of 2000. The decrease is due to expense reimbursements covered under an August 25, 2000 Management Services Agreement with ThermaSys Corporation, the former "Automotive Businesses."

As a result of the dramatic decline in capital spending in the telecommunications industry, the Company now believes that the growth prospects from its TAT Technologies, Precision, and InNet acquisitions are significantly less than previously expected and those of historical periods. As a result of an extensive review, the Company has determined that the goodwill resulting from these acquisitions is impaired and, in order to write-down goodwill to fair market value, the Company has taken a $97.3 million goodwill impairment charge in the second quarter of 2001. For further information see Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Excluding the goodwill impairment, operating income for the second quarter of 2001 decreased $16.8 million to a loss of $7.7 million from income of $9.1 million recorded in the second quarter of 2000. On the same basis, operating income for the first half of 2001 decreased $22.1 million to a loss of $5.9 million from income of $16.2 million recorded in the first half of 2000. The decrease was due to the decline in EBITDA coupled with incremental depreciation and amortization expense primarily attributable to the Precision and InNet acquisitions.

The loss from continuing operations before income taxes and excluding the goodwill impairment charge increased $14.3 million to a loss of $18.5 million in the second quarter of 2001 from a $4.2 million loss recorded in the second quarter of 2000. On the same basis, the loss from continuing operations before income taxes increased $18.8 million to a loss of $28.5 million in the first half of 2001 from a $9.8 million loss recorded in the first half of 2000. The increase was attributable to the decline in operating income. Net interest expense for the second quarter and first half of 2001 decreased by $3.1 million and $3.2 million, respectively from the same period in the prior year, due to the receipt of $1.9 million in interest income related to a tax refund and, to a lesser extent, the reduction in interest rates compared to the same periods in the prior year.

We recorded income tax benefits and effective rates for the second quarter of 2001 and 2000 of $5.0 million, or 4.3% and $1.3 million, or 31.7%, respectively. We recorded income tax benefits and effective rates for the first half of 2001 and 2000 of $7.7 million, or 6.1% and $3.1 million, or 32.2%, respectively. The decrease in the effective benefit rates is primarily due to the write down of goodwill associated with the TAT Technologies, Precision and InNet acquisitions.

On February 11, 2000, through Insilco, we sold our "Specialty Publishing Business" for $93.5 million. On August 25, 2000, we sold a combination of stock and assets of our "Automotive Businesses" to our majority stockholders for net proceeds of $144.5 million. As a result of these transactions, we recorded aggregate income from discontinued operations, net of tax, of $3.6 million in the second quarter of 2000 and $48.0 million in the first half of 2000, which is comprised of $4.9 million in income from operations and $43.0 million in gain on the sale.

We recorded a net loss of $110.8 million in the second quarter of 2001 as compared to net income, after accounting for discontinued operations, of $0.7 million in the second quarter 2000. On the same basis, in the first half of 2001 we recorded a net loss of $118.2 million as compared to net income, after accounting for discontinued operations, of $41.3 million in the first half of 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement No. 142 makes the following significant changes: 1) goodwill and indefinite lived intangible assets will no longer be amortized, 2) goodwill will be tested for impairment at least annually at the reporting unit level, 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were a use of $2.1 million for the six months ended June 30, 2001 as compared to a source of $5.4 million for the same period in 2000, which reflects a decrease of $7.5 million. The decrease was due to the pre-tax operating loss, partially offset by a net source from working capital. During the six months, Insilco paid $7.2 million in interest on our 12% Senior Subordinated Notes due 2007 and Insilco plans to make its next interest payment on these notes, which is due August 15, 2001.

Capital expenditures for the first half of 2001 were $4.3 million as compared to $3.5 million in the first half of 2000. The increase reflects certain carryover projects in the Precision Stampings segment from the fourth quarter 2000. Capital expenditure allocations during the current period by segment were 27% to Custom Assemblies, 42% to Passive Components, and 30% to Precision Stampings. As previously disclosed, the Company expects to curtail capital expenditures to coincide with market conditions.

On January 10, 2001, through Insilco, we purchased InNet Technologies, Inc. for $44.1 million, net of cash acquired, using cash and $25.0 million of additional Term B Facility borrowings, as permitted under the Credit Agreement.

Insilco paid quarterly mandatory prepayments on the term facility of $1.2 million, in the first quarter of 2001, and $1.25 million in April and July 2001. Future term loan mandatory prepayments of $1.25 million and $1.7 million are due in October and December of 2001, respectively.

As a result of the TAT Technologies and Precision acquisitions, in April 2001, we paid approximately $15.1 million of acquisition related incentives, which were accrued at December 31, 2000. We also received a tax refund, including interest, of $4.4 million in April 2001. We have a tax payment of approximately $5.2 million due by November 2001. This payment relates to the capital gain from the sale of the shares of Arup Alu-Rohr und Profil GmbH, part of the "Automotive Businesses".

On June 30, 2001, Insilco was not in compliance with certain financial covenants under its Credit Agreement. In response to this situation, Insilco entered into negotiations with its lenders and the Company's equity holders which resulted, on August 14, 2001, in waivers by the Insilco's lenders of such defaults, an Amended Credit Agreement and the investment by certain of the Company's equity holders of an additional $15.0 million in senior unsecured loans to Insilco under the Amended Credit Agreement.

Pursuant to the Amended Credit Agreement, the cash interest rate on existing loans, and the fees payable with respect to outstanding letters of credit, were increased by 0.75% and the unused commitment fee under the revolving credit portion of the Amended Credit Agreement was increased by 0.25%. The Amendment also requires Insilco to accrue deferred interest and fees on outstanding loans and letters of credit at a rate of 2.00% per annum until the later of the delivery of Insilco's financial statements for the fiscal quarter ending December 31, 2002 and Insilco achieving $38.0 million of EBITDA in a period of two consecutive fiscal quarters, with such accrued interest to be subject to an aggregate minimum of $7.0 million. Such deferred interest and fees will be payable on the maturity date of the corresponding loans and commitments but will, beginning on the date such deferred amounts cease to accrue, bear cash interest, payable monthly, at a rate equal to one-month LIBOR plus 4.00%.

The Amendment also replaced the existing financial covenants with a minimum EBITDA test, a maximum indebtedness test, and, with effect from the fiscal quarter ending December 31, 2003, a minimum fixed charge coverage ratio test. In addition, Insilco's ability to make capital expenditures and investments and to incur indebtedness was further restricted and Insilco agreed to provide certain additional collateral to its existing lenders under the Amended Credit Agreement.

The Amendment also provides for $15.0 million of additional funds to be invested by certain of the Company's existing equity holders in the form of a new tranche of senior, unsecured loans under the Amended Credit Agreement. These new loans will accrue interest, which will compound quarterly but not be paid in cash until the maturity date of the loans on June 25, 2007, at a rate based on Insilco's leverage ratios.

In conjunction with the borrowing of this new tranche of loans, Insilco will grant the lenders making such loans warrants to purchase approximately 60,000 shares of its common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of the common stock then outstanding.

In addition to this $15.0 million of new senior, unsecured loans made at the closing of the Amendment, the Amendment permits the incurrence by Insilco of (i) up to $15.0 million of further senior, unsecured loans under the Amended Credit Agreement on the same basis and (ii) up to another $15.0 million of senior subordinated notes with a stated maturity and interest rate substantially identical to the new loans under the Amended Credit Agreement but otherwise with terms substantially similar to Insilco's outstanding 12% Senior Notes due 2007. The lenders of any such loans and the purchasers of any such notes would be entitled to receive warrants to purchase four shares of Insilco's common stock for every $1,000 principal amount of loans made or notes purchased. Proceeds of any such additional loans or notes will be included as EBITDA under the Amended Credit Agreement for purposes of determining Insilco's compliance with the new minimum EBITDA covenant contained in the Amended Credit Agreement. While the Amendment permits Insilco to incur such additional loans and issue such notes, Insilco has not sought or obtained any commitments to make any such loans or purchase any such notes and there can be no assurance that any such commitments will be forthcoming if Insilco seeks them.

In anticipation of the amendment and restatement of its Credit Agreement, on August 13, 2001, Insilco permanently reduced the commitments under the revolving credit portion of its Credit Agreement from $50 million to $44 million.

Also, in anticipation of such amendment and restatement, the making of the $15.0 million of additional loans thereunder and the issuance of warrants to purchase Insilco's common stock, on August 14, 2001, (i) Insilco's charter was amended to increase the number of its authorized shares of common stock from 1,000 to 1,000,000 and (ii) Insilco effected a 1,000:1 stock split, thereby increasing the number of its outstanding shares of common stock from 100 to 100,000.

At August 14, 2001, we had cash and borrowing availability of approximately $30.0 million. The Company remains highly leveraged and believes its cash flow from operations, cash on-hand and funds received under the Amended Credit Agreement will be sufficient to satisfy working capital requirements and capital expenditure needs through at least August 15, 2002.

As of June 30, 2001, our stockholders' deficit totaled $309.1 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

OUTLOOK

As a result of continued weak market conditions, we do not expect improved performance in the second half of 2001. We see no current signs of a rebound in the U.S. economy and we expect emerging telecom carriers to continue to experience difficulty in securing equipment financing. Therefore, we expect these carriers will continue to cancel or delay equipment orders, causing them to further delay spending with major telecommunication equipment OEM's which will extend the time required to deplete excessive inventory levels within the supply chain.

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

Thus, the magnitude and duration of these circumstances could impact our principal sources of liquidity, which include cash on-hand, cash from our operating activities and potential funding under the Amended Credit Agreement, which in turn could limit our ability to meet our future cash requirements for working capital, capital expenditures, interest, taxes and debt repayments and the execution of our acquisition strategies.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of June 30, 2001, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the second quarter of 2001, we had $220.1 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.2 million, using average debt levels. As of June 30, 2001, we had no interest rate derivative instruments in place for managing interest rate risks.

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following:

-        delays in new product introductions;
-        lack of market acceptance of new products;
-        changes in demand for our products;
-        changes in market trends;
-        short-term and long-term outlook;
-        operating hazards;
-        general competitive pressures from existing and new competitors;
-        effects of governmental regulations;
-        changes in interest rates; and
- adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments.

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

ITEM 1.   LEGAL PROCEEDINGS
          -----------------
          (None)

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          (None)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          (None)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------

          The Company held its Annual Meeting of Shareholders on June 7, 2001 for the purpose of electing six directors to serve one-year terms expiring in 2002. The number of votes cast for or against each director nominee is as follows:

                                      Votes For          Votes Withheld
                                   -----------------    ------------------
          James E. Ashton                 1,231,000                     -
          John F. Fort III                1,231,000                     -
          George A. Peinado               1,231,000                     -
          David Y. Howe                   1,231,000                     -
          Thompson Dean                   1,231,000                     -
          David A. Kauer                  1,231,000                     -


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



                                                   INSILCO HOLDING CO.
                                                   -------------------


Date:   August 14, 2001                      By:   /s/ Michael R. Elia
                                                   -------------------
                                                   Michael R. Elia
                                                   Senior Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary