Form 10-Q/A
period 2001-06-30
INSILCO HOLDING CO
filed 2001-08-16
CIK 1068049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                FORM 10-Q/A No.1



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



                           INDEX TO FORM 10-Q/A No. 1




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

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(1)     Basis of Presentation
        ---------------------


        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q/A No.1 and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


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


       As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $48.7 million, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was approximately $4.5 million and $4.1 million for the year ended December 31, 2000, and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this amended report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


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


       In conjunction with the borrowing of this new tranche of loans, Insilco granted the lenders making such loans warrants to purchase approximately 60,000 shares of its common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of Insilco's common stock then outstanding.


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

RECENT ACCOUNTING PRONOUNCEMENTS


In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement No. 142 makes the following significant changes: 1) goodwill and indefinite lived intangible assets will no longer be amortized, 2) goodwill will be tested for impairment at least annually at the reporting unit level, 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this amended report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


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


In conjunction with the borrowing of this new tranche of loans, Insilco granted the lenders making such loans warrants to purchase approximately 60,000 shares of its common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of the common stock then outstanding.

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


At August 14, 2001, we had cash and borrowing availability of approximately $45.0 million after accounting for the receipt of the $15.0 million senior unsecured loans received under the Amended Credit Agreement. The Company remains highly leveraged and believes its cash flow from operations, cash on-hand and funds received under the Amended Credit Agreement will be sufficient to satisfy working capital requirements and capital expenditure needs through at least August 15, 2002.


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

FORWARD-LOOKING INFORMATION


Except for the historical information contained herein, the matters discussed in this Form 10-Q/A No.1 included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following:


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


ITEM 5.   OTHER INFORMATION
          -----------------
          (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)   Exhibits

           10.1 - Amendment No. 1 to Second Amended and Restated Credit
                  Agreement.

     (b)   Reports on Form 8-K

           A report, dated May 10, 2001 on Form 8-K was filed with the SEC on May 11, 2001, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   INSILCO HOLDING CO.
                                                   -------------------



Date:   August 16, 2001                      By:   /s/ Michael R. Elia
                                                   -------------------
                                                   Michael R. Elia
                                                   Senior Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary