Form 10-Q
period 2001-09-30
INSILCO HOLDING CO
filed 2001-11-14
CIK 1068049

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 7, 2001, 1,480,849 shares of common stock, $.001 par value, were outstanding.

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

PART II.  OTHER INFORMATION
---------------------------

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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
        --------------------------------
                                                                            Page
                                                                            ----

        Condensed Consolidated Balance Sheets at September 30, 2001
        and December 31, 2000                                                 4

        Condensed Consolidated Statements of Operations for the three
        months and nine months ended September 30, 2001 and 2000              5

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2001 and 2000                         6

        Notes to the Condensed Consolidated Financial Statements              7

        Report of Independent Accountants                                    18

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                           As of
                                                                                -----------------------------
                                                                              September 30,        December 31,
                                                                                  2001                2000
                                                                                ---------           ---------
                                                 Assets                        (Unaudited)          (Note 1)
                                                 ------
Current assets:
   Cash and cash equivalents                                                    $  23,035              28,087
   Trade receivables, net                                                          40,090              61,609
   Other receivables                                                                1,574               1,818
   Inventories, net                                                                48,027              58,779
   Deferred taxes                                                                   2,622               2,373
   Prepaid expenses and other current assets                                        2,143               5,400
                                                                                ---------           ---------

     Total current assets                                                         117,491             158,066

Property, plant and equipment, net                                                 55,513              58,274
Deferred taxes                                                                     12,247               1,077
Goodwill, net                                                                      55,932             121,326
Other assets and deferred charges                                                  16,330              17,745
                                                                                ---------           ---------
     Total assets                                                               $ 257,513             356,488
                                                                                =========           =========
                                 Liabilities and Stockholders' Deficit
                                 -------------------------------------
Current liabilities:
   Current portion of long-term debt                                            $   5,206               5,210
   Accounts payable                                                                17,815              28,655
   Accrued expenses                                                                18,256              34,369
   Income taxes payable                                                             6,678               6,915
   Other current liabilities                                                        6,426               7,431
                                                                                ---------           ---------
     Total current liabilities                                                     54,381              82,580

Long-term debt, excluding current portion                                         439,626             374,956
Other long-term obligations, excluding current portion                             39,337              38,065
15% Preferred stock; 3,000,000 shares authorized; 1,400,000 shares issued and outstanding at September 30, 2001 and December 31, 2000,
  (redemption value $73,000,000)                                                   53,036              47,088
Contingencies (See Note 6 and 7)
Stockholders' deficit:
   Common stock, $.001 par value; 15,000,000 shares authorized;
     1,480,849 shares issued and outstanding at September 30, 2001 and
     December 31, 2000                                                                  1                   1
   Additional paid-in capital                                                      69,834              69,834
   Accumulated deficit                                                           (393,922)           (252,461)
   Accumulated other comprehensive loss                                            (4,780)             (3,575)
                                                                                ---------           ---------
    Stockholders' deficit                                                        (328,867)           (186,201)
                                                                                ---------           ---------
     Total liabilities and stockholders' deficit                                $ 257,513             356,488
                                                                                =========           =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                             Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                           -------------------------         -------------------------
                                                             2001             2000             2001             2000
                                                           --------         --------         --------         --------
Net sales                                                  $ 56,548           99,510          194,906          270,179
Cost of products sold                                        48,721           70,503          163,702          194,367
Depreciation and amortization                                 5,083            3,707           15,401           10,386
Goodwill impairment charge                                     --               --             97,308             --
Selling, general and administrative expenses                  9,127           13,723           28,100           37,678
Restructuring charge                                            891             --                891             --
                                                           --------         --------         --------         --------
   Operating income (loss)                                   (7,274)          11,577         (110,496)          27,748
                                                           --------         --------         --------         --------
Other income (expense):
   Interest expense                                         (14,360)         (12,807)         (39,285)         (38,565)
   Interest income                                            1,085               14            3,632              167
   Other, net                                                   200               25              (52)            (327)
                                                           --------         --------         --------         --------

     Total other expense                                    (13,075)         (12,768)         (35,705)         (38,725)
                                                           --------         --------         --------         --------
   Loss before income taxes, extraordinary
   item and discontinued operations                         (20,349)          (1,191)        (146,201)         (10,977)
Income tax benefit                                            3,028            1,745           10,688            4,892
                                                           --------         --------         --------         --------
   Income (loss) before extraordinary item and
     discontinued operations                                (17,321)             554         (135,513)          (6,085)
Extraordinary item, net of tax                                 --             (2,924)            --             (2,924)
                                                           --------         --------         --------         --------
   Loss before discontinued operations                      (17,321)          (2,370)        (135,513)          (9,009)
Discontinued operations, net of tax:
    Income from operations                                     --              1,023             --              5,948
     Gain on sale                                              --             20,545             --             63,583
                                                           --------         --------         --------         --------
       Income from discontinued operations                     --             21,568             --             69,531
                                                           --------         --------         --------         --------
   Net income (loss)                                        (17,321)          19,198         (135,513)          60,522
Preferred stock dividend                                     (2,056)          (1,775)          (5,948)          (5,134)
                                                           --------         --------         --------         --------
   Net income (loss) available to common                   $(19,377)          17,423         (141,461)          55,388
                                                           ========         ========         ========         ========

Basic earnings (loss) available per common share:
   Loss from continuing operations                         $ (12.93)           (0.81)          (94.37)           (7.37)
   Loss from extrordinary item                                 --              (1.94)            --              (1.92)
   Discontinued operations                                     --              14.31             --              45.66
                                                           --------         --------         --------         --------
   Basic net income (loss)                                 $ (12.93)           11.56           (94.37)           36.37
                                                           ========         ========         ========         ========

Diluted earnings (loss) available per common share:
   Loss from continuing operations                         $ (12.93)           (0.77)          (94.37)           (7.37)
   Loss from extraordinary item                                --              (1.83)            --              (1.92)
   Discontinued operations                                     --              13.54             --              45.66
                                                           --------         --------         --------         --------
   Diluted net income (loss)                               $ (12.93)           10.94           (94.37)           36.37
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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                       ---------------------------
                                                                          2001             2000
                                                                       ---------         ---------
Cash flows from operating activities:
    Net income (loss)                                                  $(135,513)           60,522
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Net income from discontinued operations                              --              (5,948)
       Depreciation and amortization                                      15,401            10,386
       Deferred taxes                                                    (10,530)           (2,478)
       Goodwill impairment charge                                         97,308              --
       Other noncash charges and credits                                  13,918            15,479
       Change in operating assets and liabilities:
         Receivables                                                      26,271            (7,626)
         Inventories                                                      15,068           (10,220)
         Prepaids                                                          3,325            (5,129)
         Payables                                                        (13,927)            5,989
         Other current liabilities and other                             (18,797)          (13,305)
       Discontinued operations:
         Gain on sale                                                       --             (63,583)
         Depreciation                                                       --               6,950
         Changes in discontinued operations                                 --               8,037
                                                                       ---------         ---------
           Net cash used in operating activities                          (7,476)             (926)
                                                                       ---------         ---------
    Cash flows from investing activities:
       Capital expenditures                                               (5,241)           (6,074)
       Acquisitions, net of cash acquired                                (44,174)         (156,193)
       Other investing activites                                              85               319
       Discontinued operations:
         Proceeds from sale                                                 --             217,343
         Capital expenditures                                               --              (5,341)
                                                                       ---------         ---------
           Net cash provided by (used in) investing activities           (49,330)           50,054
                                                                       ---------         ---------
    Cash flows from financing activities:
       Proceeds from long-term debt                                       40,000            39,918
       Principal and other debt payments                                  (4,014)             --
       Return of equity units to management                                 --                (925)
       Payments of debt issuance and tender costs                         (1,589)             --
       Proceeds from (payments on) revolving credit facility              18,000           (77,027)
                                                                       ---------         ---------
           Net cash provided by (used in) financing activities            52,397           (38,034)
                                                                       ---------         ---------
Effect of exchange rate changes on cash                                     (643)                9
                                                                       ---------         ---------
           Net increase (decrease) in cash and cash equivalents           (5,052)           11,103
Cash and cash equivalents at beginning of period                          28,087             6,454
                                                                       ---------         ---------
Cash and cash equivalents at end of period                             $  23,035            17,557
                                                                       =========         =========

Interest paid                                                          $  26,231            31,015
                                                                       =========         =========

Income taxes paid (refunded)                                           $  (2,495)            2,629
                                                                       =========         =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

(1)        Basis of Presentation
           ---------------------

           The condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2001 and 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

           The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2001 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to the Condensed Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

           Certain prior year amounts have been reclassified to conform to the current year presentation.

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

           On February 11, 2000, the Company, through its wholly-owned subsidiary Insilco Technologies, Inc. ("Insilco"), executed a definitive sale agreement with TP Acquisition Corp., a wholly-owned subsidiary of Castle Harlan Partners III, L.P. to sell its publishing business, Taylor Publishing Company for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments were used to reduce borrowings under Insilco's Term Credit Facility. The gain on the sale was $43.0 million, net of taxes of $23.6 million.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

(3)        Acquisitions
           ------------

           On January 10, 2001, through Insilco, the Company acquired the outstanding equity interests in InNet Technologies, Inc. ("InNet"), excluding approximately 16% of the outstanding equity interests that the Company already owned. InNet, now a wholly-owned subsidiary, is a California-based designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. The gross purchase price paid for the remaining equity interests was $44.9 million and was financed with cash and additional borrowings of $25.0 million under Insilco's Term B Facility provided for under the Credit Agreement. The purchase method of accounting has been used to account for the purchase; accordingly the results of operations of InNet have been included in the Company's consolidated financial statements from January 10, 2001. The purchase price, net of cash acquired and including costs incurred directly related to the transaction, was $44.2 million. The preliminary excess of the purchase price over identifiable assets acquired was $37.9 million, which was being amortized on a straight-line basis over 20 years. At June 30, 2001, the Company evaluated the fair value of the InNet goodwill and recorded a pre-tax charge of $7.5 million and changed the useful life of the remaining goodwill to 7 years. For further discussion see Note 14, Impairment of Goodwill. The Company expects to have adjustments to this preliminary amount resolved within one year and does not expect further adjustments to be material. This acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission.

           On August 25, 2000, the Company, through Insilco, purchased Precision Cable Manufacturing ("Precision") for a gross purchase price of $54.8 million, including final working capital adjustments. The purchase price, net of cash acquired, and including estimated costs incurred directly related to the transaction and final working capital adjustments, was $55.0 million. Precision is a Rockwall, Texas-based cable and wire assembly provider primarily to the telecommunications industry. The purchase price was financed with borrowings under the Credit Agreement. The purchase method of accounting has been used to account for the purchase; accordingly the results of operations of Precision have been included in the Company's consolidated financial statements from August 25, 2000. The excess of the purchase price over net identifiable assets acquired was $37.6 million, and was being amortized on a straight-line basis over 20 years. At June 30, 2001, the Company evaluated the fair value of the Precision goodwill and recorded a pre-tax charge of $14.9 million and changed the useful life of the remaining goodwill to 7 years. For further discussion see
           Note 14, Impairment of Goodwill. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission.

           On February 17, 2000, the Company, through Insilco and through two newly created wholly owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc., purchased 9011-7243 Quebec Inc. The surviving company, TAT Technologies, is a wholly owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The entire purchase price was financed with borrowings under Insilco's Term B Facility. The gross purchase price paid by the Company was $102.1 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $100.6 million. The purchase method of accounting has been used to account for the purchase, accordingly, the results of operations of TAT have been included in the Company's

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

           consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired is $82.4 million, and was being amortized on a straight-line basis over 20 years. At June 30, 2001, the Company evaluated the fair value of the TAT Technologies goodwill and recorded a pre-tax charge of $74.9 million and changed the useful life of the remaining goodwill to 7 years. For further discussion see Note 14, Impairment of Goodwill.

           As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and nine months ended September 30, 2001 and 2000, which assume the transactions occurred at the beginning of the period are as follows (in thousands, except per share data):

                                                                 Three months ended               Nine months ended
                                                                   September 30,                     September 30,
                                                             -------------------------         -------------------------
                                                               2001             2000             2001             2000
                                                             --------         --------         --------         --------
           Net Sales                                         $ 56,548          119,008          194,906          322,373

           Loss available to common                          $(19,377)          (1,604)        (141,461)         (11,473)

           Diluted loss per share available to common        $ (12.93)           (1.01)          (94.37)           (7.53)

(4)      Inventories
         -----------

         Inventories consisted of the following (in thousands):

                                                      As of
                                             ----------------------
                                          September 30,    December 31,
                                               2001           2000
                                             -------        -------

           Raw materials and supplies        $23,633         31,620
           Work-in-process                     8,362         11,234
           Finished goods                     16,032         15,925
                                             -------        -------

               Total inventories             $48,027         58,779
                                             =======        =======

(5)      Capital Stock and Warrants
         --------------------------

         Through September 30, 2001, the Company has cumulatively accreted $21.0 million towards the payment of dividends on the PIK (Paid in Kind) Preferred Stock.

         At September 30, 2001, 49,000 warrants to purchase 15,925 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

(6)      Contingencies
         -------------

         The Company is involved in various legal proceedings, including environmental matters, of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(7)      Long-Term Debt
         --------------

         A summary of long-term debt is as follows (in thousands):

                                              September 30,      December 31,
                                                   2001              2000
                                                ---------         ---------

           Term A Facility                      $  32,375            35,000
           Term B Facility                        148,937           125,250
           Term C Loans                            15,000              --
           12% Senior Subordinated Notes          119,829           119,807
           14% Senior Discount Notes              105,640            95,165
           Revolving Facility                      22,500             4,500
           Other                                      551               444
                                                ---------         ---------
                                                  444,832           380,166
           Less current portion                    (5,206)           (5,210)
                                                ---------         ---------
                                                $ 439,626           374,956
                                                =========         =========

         As of September 30, 2001, the Company was in full compliance with the terms of the Amended Credit Agreement.

         At November 12, 2001, the Company had cash and borrowing availability of approximately $34 million. The Company remains highly leveraged and the magnitude and duration of market circumstances could impact its ability to meet certain financial covenants within the Amended Credit Agreement. This, in turn, could in turn impact its principal sources of liquidity, which include cash on-hand, cash from operating activities and potential funding under the Amended Credit Agreement. Thus, limiting the Company's ability to meet future cash requirements for working capital, capital expenditures, interest, taxes and debt repayments and the execution of its business strategies. Such limitations could force the Company to consider alternatives that may include negotiating further amendments to the Amended Credit Agreement, attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

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

         Pursuant to the Amended Credit Agreement, the cash interest rate on existing loans, and the fees payable with respect to outstanding letters of credit, were increased by 0.75% and the unused commitment fee under the revolving credit portion of the Amended Credit Agreement was increased by 0.25%. The Amendment also requires Insilco to accrue deferred interest and fees on outstanding loans and letters of credit at a rate of 2.00% per annum until the later of the delivery of Insilco's financial statements for the fiscal quarter ending December 31, 2002 and Insilco achieving $38.0 million of EBITDA in a twelve month period for two consecutive fiscal quarters, with such accrued interest to be subject to an aggregate minimum of $7.0 million. Such deferred interest and fees will be payable on the

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

         maturity date of the corresponding loans and commitments but will, beginning on the date such deferred amounts cease to accrue, bear cash interest, payable monthly, at a rate equal to one-month LIBOR plus 4.00%.

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

         The Amendment also provided for $15.0 million of additional funds to be invested by certain of the Company's existing equity holders in the form of a new tranche of senior, unsecured loans ("Term C Loans") under the Amended Credit Agreement. The proceeds on these loans were received on August 14, 2001. These new loans accrue interest, which will compound quarterly but not be paid in cash until the maturity date of the loans on June 25, 2007, at a rate based on Insilco's leverage ratio as follows:


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

         At September 30, 2001, the interest rate on these Term C Loans was 30%.

         In conjunction with the borrowing of the Term C Loans, Insilco granted the lenders making such loans warrants to purchase approximately 60,000 shares of its common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of Insilco's common stock then outstanding. At September 30, 2001, the warrants were still outstanding.

         In addition to this $15.0 million of loans made at the closing of the Amendment, the Amendment permits the incurrence by Insilco of (i) up to $15.0 million of further senior, unsecured loans under the Amended Credit Agreement on the same basis and (ii) up to another $15.0 million of senior subordinated notes with a stated maturity and interest rate substantially identical to the new loans under the Amended Credit Agreement but otherwise with terms substantially similar to Insilco's outstanding 12% Senior Notes due 2007. The lenders of any such loans and the purchasers of any such notes are entitled to receive warrants to purchase four shares of Insilco's common stock for every $1,000 principal amount of loans made or notes purchased. Proceeds of any such additional loans or notes will be included as EBITDA under the Amended Credit Agreement for purposes of determining Insilco's compliance with the new minimum EBITDA covenant contained in the Amended Credit Agreement. While the Amendment permits Insilco to incur such additional loans and issue such notes, Insilco has not sought or obtained any commitments to make any such loans or purchase any such notes and there can be no assurance that any such commitments will be forthcoming if Insilco seeks them.

         In anticipation of the amendment and restatement of its Credit Agreement, on August 13, 2001, Insilco permanently reduced the commitments under the revolving credit portion of its Credit Agreement from $50 million to $44 million.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

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

         On August 25, 2000, through Insilco, the Company amended and restated Insilco's Bank Credit Agreement ("Credit Agreement"). The Credit Agreement provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term B Facility"). The Company also had the option to increase the Credit Facilities by an additional $25.0 million. On January 10, 2001, the Company used this option to increase the Credit Facilities, under the Term B Facility, by $25.0 million to partially fund the acquisition of InNet Technologies, Inc. (see further discussion at Note 3.) As a result of these actions, in the third quarter of 2000, the Company recorded an extraordinary charge of $4.8 million (net of a tax benefit of $1.9 million) related to the write-off of unamortized debt issuance costs associated with Insilco's 1998 Bank Credit Agreement.

         The Revolving Facility provides for a $35.0 million sublimit for issuance of letters of credit and up to a $15.0 million sublimit for Canadian Dollar borrowings and up to a $15.0 million sublimit for Euro Dollar borrowings. The Revolving Facility matures on the sixth anniversary of the agreement. There are no mandatory prepayments.

         The Term A Facility is subject to mandatory quarterly prepayments in each of its six years, beginning with December 2000, as follows:
         $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility is subject to mandatory quarterly prepayments of $375,000 for the first six years and quarterly payments of $35.3 million in the seventh year. The Term C Loans are due on June 25, 2007. There are no mandatory prepayments on the Term C Loans.

         Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or Bank One's Base Rate, plus an applicable margin. LIBOR at September 30, 2001 was 2.637%. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At September 30, 2001, the applicable margin for the Term A Facility and the Revolving Facility was LIBOR plus 4.0%. At September 30, 2001, the applicable margin for the Term B Facility was LIBOR plus 4.5%. The unused commitment fee at September 30, 2001 was 0.75%. The applicable margins and unused commitment fee are determined by the Company's leverage ratio.

(8)     Segment Information
        -------------------

         The following summary financial information by business segment (in thousands) is consistent with the basis of segmentation and measurement of segment profit or loss used in the Company's December 31, 2000 condensed consolidated financial statements:

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                     -------------------------         -------------------------
                                                       2001             2000             2001             2000
                                                     --------         --------         --------         --------
NET SALES:
   Custom Assemblies                                 $ 23,917           52,566           88,475          131,693
   Passive Components                                  18,718           28,191           60,583           78,138
   Precision Stampings                                 13,913           18,753           45,848           60,348
                                                     --------         --------         --------         --------
     Total net sales                                 $ 56,548           99,510          194,906          270,179
                                                     ========         ========         ========         ========

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES:
   Custom Assemblies                                 $    (86)           8,876            5,072           20,830
   Passive Components                                     522            4,738            1,869           13,402
   Precision Stampings                                    294            2,752            1,664            8,330
   Unallocated corporate operating expenses              (679)          (1,082)          (2,117)          (3,323)
                                                     --------         --------         --------         --------
     Earnings before interest, taxes
       depreciation and amortization (EBITDA)              51           15,284            6,488           39,239
   Depreciation and amortization                       (5,083)          (3,707)         (15,401)         (10,386)
   Goodwill impairment charge                            --               --            (97,308)            --
   Unallocated non-operating amounts:
     Significant legal expense                             42             --                (87)            (343)
     Severance and other                               (2,284)            --             (4,188)            (762)
                                                     --------         --------         --------         --------
       Total operating income (loss)                   (7,274)          11,577         (110,496)          27,748
   Interest expense                                   (14,360)         (12,807)         (39,285)         (38,565)
   Interest income                                      1,085               14            3,632              167
   Other, net                                             200               25              (52)            (327)
                                                     --------         --------         --------         --------
     Loss from continuing
       operations before income taxes                $(20,349)          (1,191)        (146,201)         (10,977)
                                                     ========         ========         ========         ========
Income (loss) before extraordinary item
   and discontinued operations                       $(17,321)             554         (135,513)          (6,085)
                                                     ========         ========         ========         ========

          A summary of identifiable assets by segment follows (in thousands):

                                          As of
                            September 30,       December 31,
                                2001                2000
                             ----------          ----------

Custom Assemblies            $   90,598             217,739
Passive Components               79,837              57,431
Precision Stampings              47,674              52,563
Corporate                        39,404              28,755
                             ----------          ----------
   Total                     $  257,513             356,488
                             ==========          ==========

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

         The significant decrease in the Custom Assemblies' identifiable assets is due to the TAT Technologies and Precision goodwill impairment charges. The significant increase in identifiable assets of Passive Components relates to the acquisition of InNet in January 2001 (see Notes 3 and 14).

(9)      Comprehensive Income (Loss)
         ---------------------------

         Comprehensive income (loss) was ($17,703,000) and $18,949,000 for the three months ended September 30, 2001 and 2000, respectively, including other comprehensive loss consisting of foreign currency translation losses totaling $382,000 and $248,000, respectively. Comprehensive income (loss) for the nine months ended September 30, 2001 and 2000, respectively, was ($136,722,000) and $59,867,000 including other comprehensive loss consisting of foreign currency translation losses totaling $1,209,000 and $652,000, respectively.

(10)     Related Party Transactions
         --------------------------

         The Company paid Credit Suisse First Boston ("CSFB") retainer fees of $150,000 year to date September 30, 2001. The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") retainer fees of $75,000 and advisory fees of $104,000 year to date September 30, 2000. CSFB acquired DLJSC during 2000. The Company had a payable to CSFB for retainer fees related to investment banking services of $150,000 and $225,000 at September 30, 2001 and 2000. The Company also paid $625,000 in underwriting fees to CSFB in the first quarter of 2001.

         The Company received $419,000 and $711,000 from ThermaSys for management fees and other miscellaneous items for the three-month and nine-month periods ended September 30, 2001, respectively. At September 30, 2001 and December 31, 2000, the Company had net receivables from ThermaSys of $76,000 and $152,000, respectively. The September 30, 2001 net receivable consisted of $62,000 for management services provided to ThermaSys by the Company and $14,000 for services shared with and reimbursable to the Company. The December 31, 2000 receivable consisted of $148,000 for management services provided to ThermaSys by the Company and $4,000 for services shared with and reimbursable to the Company.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

(11)     Earnings Per Share
         ------------------

         The components of basic and diluted earnings per share were as follows (in thousands except per share data):

                                                                   Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                              -------------------------         -------------------------
                                                                2001             2000             2001             2000
                                                              --------         --------         --------         --------

         Net income (loss)                                    $(17,321)          19,198         (135,513)          60,522
         Preferred stock dividends                              (2,056)          (1,775)          (5,948)          (5,134)
                                                              --------         --------         --------         --------

            Net income (loss) available for common            $(19,377)          17,423         (141,461)          55,388
                                                              ========         ========         ========         ========

         Average outstanding shares of common stock              1,499            1,507            1,499            1,523
         Dilutive effect of stock options and warrants                               86
                                                              --------         --------         --------         --------
             Common stock and common stock equivalents           1,499            1,593            1,499            1,523
                                                              ========         ========         ========         ========

         Earnings (loss) per share available to common:

            Loss from continuing operations                   $ (12.93)           (0.81)          (94.37)           (7.37)
            Loss from extraordinary item                             -            (1.94)               -            (1.92)
            Income from discontinued operations                      -            14.31                -            45.66
                                                              --------         --------         --------         --------
              Basic                                           $ (12.93)           11.56           (94.37)           36.37
                                                              ========         ========         ========         ========

            Loss from continuing operations                   $ (12.93)           (0.77)          (94.37)           (7.37)
            Loss from extraordinary item                             -            (1.83)               -            (1.92)
            Income from discontinued operations                      -            13.54                -            45.66
                                                              --------         --------         --------         --------
              Diluted                                         $ (12.93)           10.94           (94.37)           36.37
                                                              ========         ========         ========         ========

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

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001


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

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $48.7 million, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was approximately $4.5 million and $6.1 million for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         On October 4, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that
         (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal 2002. The Company is currently evaluating the impact of adopting SFAS 144.

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

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2001

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

         As a result of this review, the Company determined that the goodwill related to these acquisitions was impaired and in accordance with company policy it was necessary to write-down the goodwill to fair value. Thus, in June 2001, the Company recorded pre-tax charges of $97.3 million to impair a significant portion of goodwill. Of the total charge of $97.3 million, $74.9 million related to the goodwill resulting from the acquisition of TAT Technologies, $14.9 million related to the goodwill resulting from the acquisition of Precision and $7.5 million related to goodwill resulting from the acquisition of InNet.

(15)     Restructuring and Plant Closing Costs
         -------------------------------------

         During the quarter ended September 30, 2001, the Company recorded $891,000 of restructuring and plant closing costs relating to the closure of its Custom Assemblies headquarters in Morrisville, NC and one of its Precision Stampings facilities in Thomaston, CT. These costs include employee separation costs of $384,000, asset impairment costs of $140,000 and other costs of $367,000.

         These costs have been reflected in the Restructuring Charge line item on the Statement of Operations. The employee separation and other costs occurred at the North Carolina location. The decision to close Plant 2 in Connecticut triggered the asset impairment.

         At September 30, 2001, the Company has an accrual of $751,000 relating to these restructuring charges, which is included in current liabilities.

                                            As of                                              As of
                                           December                            Cash          September
                                           31, 2000         Accruals         Outlays          30, 2001
                                           --------         --------         --------         --------
         Restructuring Charges:
         Employee separations              $      -              384                -              384
         Other exit costs                         -              367                -              367
                                           --------         --------         --------         --------
         Subtotal                          $      -              751                -              751
                                           ========         --------         ========         ========
         Asset Impairment                                        140

                                                            --------
         Total restructuring charge                         $    891
                                                            ========

         The headcount reduction from these activities was approximately 9 employees.

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF
INSILCO HOLDING CO.:

We have reviewed the accompanying condensed consolidated balance sheet of Insilco Holding Co. and its subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2001 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ PRICEWATERHOUSECOOPERS LLP
Columbus, Ohio
November 12, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

OVERVIEW
--------

Our condensed consolidated results of the three month and nine month periods ended September 30, 2000 and 2001, include the acquisition and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000 and in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The discussion that follows is based on the summary financial information by business segment presented in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Consolidated net sales, EBITDA, and operating income exclude the divestiture of our specialty publishing and automotive segments, which are reported as discontinued operations.

Our performance continues to be impacted by a number of external factors, including: the continued decelerating U.S. macroeconomic landscape; ongoing financial issues with emerging telecom service providers; and cautious capital spending by larger, well capitalized telecom service providers. These factors have created a significant reduction in demand for our customers' end products and have created excessive inventory levels throughout the supply-chain.

We continue to respond decisively to current market conditions with headcount reductions and limited spending throughout our organization. In fact, since late September, we have eliminated another 104 direct and 92 indirect personnel representing nearly $6.0 million in annualized wages and fringes and have plans to reduce ancillary annualized costs by an additional $2.0 million. This brings our total reduction in personnel since December 31, 2000 to 2,325, or a decrease of 53%, excluding China where we increased personnel by 547 as we work to utilize our low cost facilities in this region.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

For the third quarter of 2001, our net sales decreased 43% to $56.5 million from the $99.5 million recorded in the third quarter of 2000. For the first nine months of 2001, our net sales decreased 28% to $194.9 million from the $270.2 million recorded in the first nine months of 2000. The decrease is due to the decelerating macroeconomic conditions and reduced demand for our customers' end products discussed in the overview above, offset partially by incremental sales from our recent acquisitions.

Net sales from our Custom Assemblies segment in the third quarter 2001 decreased $28.7 million, or 55%, to $23.9 million, from the $52.6 million recorded in the third quarter of 2000. Sales in the first nine months of 2001 decreased $43.2 million, or 33%, to $88.5 million, from the $131.7 million recorded in the first nine months of 2000. Sales of custom assemblies used in optical equipment declined $26.9 million, or 92%, in the third quarter 2001 compared to the same period last year and were down $58.9 million, or 80%, in the first nine months of 2001 compared to the same period last year. This decrease was partially offset by incremental sales from Precision, which was acquired in August 2000.

Net sales from our Passive Components segment in the third quarter 2001 decreased $9.5 million, or 34%, to $18.7 million, from the $28.2 million recorded in the third quarter of 2000. Sales in the first nine months of 2001 decreased $17.5 million, or 22%, to $60.6 million, from the $78.1 million recorded in the first nine months of 2000. Lower transformer and connector sales were partially offset by incremental sales from InNet Technologies, which was acquired in January 2001.

In the Precision Stamping segments, net sales in the third quarter 2001 decreased $4.9 million, or 26%, to $13.9 million from the $18.8 million recorded in the third quarter of 2000. Sales in the first nine months of 2001 decreased $14.5 million, or 24%, to $45.8 million from the $60.3 million recorded in the first nine months of 2000. This decrease was due to a continued general slow down in economic and manufacturing activity, lower automotive production rates, and reduced demand from a large customer in the electrical market, which was in the process of restructuring its Far East distribution channels.

EBITDA for the third quarter of 2001 decreased to $0.1 million from $15.3 million recorded in the third quarter of 2000. EBITDA for the first nine months of 2001 decreased to $6.5 million from $39.2 million recorded in the first nine months of 2000. The following is a discussion of the decrease in EBITDA by segment.

EBITDA from our Custom Assemblies segment in the third quarter of 2001 decreased $9.0 million to a loss of $0.1 million from income of $8.9 million recorded in the third quarter of 2000. EBITDA in the first nine months of 2001 decreased $15.7 million to $5.1 million from $20.8 million recorded in the first nine months of 2000. The decreases were due to the sharp decline in sales, especially to the optical equipment market, coupled with the recognition of certain acquisition costs related to Precision. EBITDA margins for the third quarter 2001 and 2000 were (0.4%) and 16.9%, respectively, and EBITDA margins for the first nine months of 2001 and 2000 were 5.7% and 15.8%, respectively.

In our Passive Components segment, EBITDA in the third quarter of 2001 decreased $4.2 million to $0.5 million from $4.7 million recorded in the third quarter of 2000. EBITDA in the first nine months of 2001 decreased $11.5 million to $1.9 million from $13.4 million recorded in the first nine months of 2000. The decreases reflect lower connector and transformer sales, a mix shift toward lower margin products and the expense of certain acquisition costs relating to InNet. EBITDA margins for the third quarter 2001 and 2000 were 2.8% and 16.8%, respectively, and EBITDA margins for the first nine months of 2001 and 2000 were 3.1% and 17.2%, respectively.

EBITDA from our Precision Stampings segment in the third quarter of 2001 decreased $2.5 million to $0.3 million from the $2.8 million recorded in the third quarter of 2000. EBITDA in the first nine months of 2001 decreased $6.6 million to $1.7 million from the $8.3 million recorded in the first nine months of 2000. The decreases reflect lower sales volumes due to the slow down in the general economy and, more specifically, the automotive and electronics markets. EBITDA margins for the third quarter 2001 and 2000 were 2.1% and 14.7%, respectively, and EBITDA margins for the first nine months of 2001 and 2000 were 3.6% and 13.8%, respectively.

In the third quarter of 2001, unallocated corporate operating expenses declined to $0.7 million from the $1.1 million recorded in the third quarter of 2000. In the first nine months of 2001, unallocated corporate operating expenses declined to $2.1 million from the $3.3 million recorded in the first nine months of 2000. The decrease is due to expense reimbursements covered under an August 25, 2000 Management Services Agreement with ThermaSys Corporation, the former "Automotive Businesses." The Company expects this agreement will terminate in the next four to six months.

In the second quarter of 2001, as a result of the dramatic decline in capital spending in the telecommunications industry, the Company determined that the growth prospects from its TAT Technologies, Precision, and InNet acquisitions were significantly less than previously expected and those of historical periods. As a result of an extensive review, the Company determined that the goodwill resulting from these acquisitions was impaired. Therefore, in order to write-down goodwill to fair market value, the Company took a $97.3 million goodwill impairment charge in the second quarter of 2001. For further information see Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

In the third quarter of 2001, we recorded $2.3 million of severance and other unallocated non-operating amounts relating to restructuring, facility closings and general rationalization activities. Of this amount $1.4 million was severance expenses, $0.4 million was lease cancellation costs, $0.2 million was start-up costs for our Monterey Mexico facility and $0.3 million related to other miscellaneous activities. We recorded no such costs in the third quarter of 2000. Year to date September 2001 and 2000 we recorded $4.2 million and $0.8 million of severance and other unallocated non-operating amounts.

Operating income for the third quarter of 2001 decreased $18.9 million to a loss of $7.3 million from income of $11.6 million recorded in the third quarter of 2000. On the same basis and excluding the goodwill impairment charge, operating income for the first nine months of 2001 decreased $40.9 million to a loss of $13.2 million from income of $27.7 million recorded in the first nine months of 2000. The decrease was due to the decline in EBITDA coupled with incremental depreciation and amortization expense primarily attributable to the Precision and InNet acquisitions.

The loss from continuing operations before income taxes increased $19.1 million to a loss of $20.3 million in the third quarter of 2001 from a $1.2 million loss recorded in the third quarter of 2000. On the same basis and excluding the goodwill impairment charge, the loss from continuing operations before income taxes increased $37.9 million to a loss of $48.9 million in the first nine months of 2001 from a $11.0 million loss recorded in the first nine months of 2000. The increase was attributable to the decline in operating income. Net interest expense for the third quarter increased by $0.5 million from the same period in the prior year. This increase was due to non-cash interest charges on the new Term C Loans and an additional non-cash 2% per annum rate increase on the Revolver and Term A & B loans, all of which was somewhat offset by a one time tax interest refund of $0.9 million and to a lesser extent lower interest rates. For the first nine months of 2001 net interest expense decreased $2.7 million from the same period in the prior year. This change is due to the receipt of $2.8 million in interest income related to tax refunds and, to a lesser extent, the reduction in interest rates compared to the same periods in the prior year.

We recorded income tax benefits and effective rates for the third quarter of 2001 and 2000 of $3.0 million, or 15% and $1.7 million, or 146%, respectively. We recorded income tax benefits and effective rates for the first nine months of 2001 and 2000 of $10.7 million, or 7% and $4.9 million, or 45%, respectively. The decrease in the effective benefit rates is primarily due to the write down of goodwill associated with the TAT Technologies, Precision and InNet acquisitions.

On February 11, 2000, through Insilco, we sold our "Specialty Publishing Business" for $93.5 million. On August 25, 2000, we sold a combination of stock and assets of our "Automotive Businesses" to our majority stockholders for net proceeds of $144.5 million. As a result of these transactions, we recorded aggregate income from discontinued operations, net of tax, of $21.6 million in the third quarter of 2000 and $69.5 million in the first nine months of 2000, which is comprised of $5.9 million in income from operations and $63.6 million in gain on the sale.

We recorded a net loss of $17.3 million in the third quarter of 2001 as compared to net income, after accounting for discontinued operations, of $19.2 million in the third quarter 2000. On the same basis, in the first nine months of 2001 we recorded a net loss of $135.5 million as compared to net income, after accounting for discontinued operations, of $60.5 million in the first nine months of 2000.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

On October 4, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal 2002. The Company is currently evaluating the impact of adopting SFAS 144.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from operations were a use of $7.5 million for the nine months ended September 30, 2001 as compared to a use of $0.9 million for the same period in 2000, which reflects a decrease of $6.6 million. The decrease was due to the pre-tax operating loss and the payment of approximately $15.1 million of acquisition related incentives, which were accrued at December 31, 2000, partially offset by a net source from working capital. We also received tax refunds, including interest, of $5.7 million through the first nine months. We expect a tax assessment of approximately $3.5 million by year-end. The majority of this assessment relates to the capital gain from the sale of the shares of Arup Alu-Rohr und Profil GmbH, part of the "Automotive Businesses". During the first nine months of 2001, Insilco paid $14.4 million in interest on our 12% Senior Subordinated Notes due 2007. The Company's next interest payment on these notes is $7.2 million and is due February 15, 2002. The Company has paid $11.8 million in interest on its Credit Facility borrowings through September 30, 2001 and on October 1, 2001 paid an additional $2.4 million in interest.

Capital expenditures for the first nine months of 2001 were $5.2 million as compared to $6.1 million in the first nine months of 2000. Capital expenditure allocations during the current period by segment were 26% to Custom Assemblies, 30% to Passive Components, and 44% to Precision Stampings. The Company reduced capital spending in the third quarter of 2001 to $0.9 million or 65% from the same period last year and will continue to curtail future capital expenditures to coincide with market conditions.

On January 10, 2001, through Insilco, we purchased InNet Technologies, Inc. for $44.1 million, net of cash acquired, using cash and $25.0 million of additional Term B Facility borrowings, as permitted under the Credit Agreement.

Insilco paid quarterly mandatory prepayments on the term facility of $1.2 million, in the first quarter of 2001, and $1.25 million in April, July and October 2001. The next term loan mandatory prepayment of $1.7 million is due in December of 2001.

On August 14, 2001, Insilco amended and restated its Credit Agreement effective June 30, 2001 to, among other things, i) amend the Applicable Margin pricing grids, ii) provide for a minimum of $7.0 million in deferred interest and fees on outstanding loans and letters of credit at a rate of 2.00% per annum until certain financial conditions are met, iii) replace existing financial covenants, and iv) provide for $15.0 million of additional funds to be invested by certain of our existing equity holders in the form of a new tranche of senior, unsecured loans under the Amended Credit Agreement. The proceeds from these loans were received on August 14, 2001. Interest, which compounds quarterly at a rate based on our leverage ratio, accrues on the new tranche of loans and is not paid in cash until June 25, 2007, the maturity date of the loans. In addition, the amended agreement also permits Insilco to incur up to $15.0 million of additional new tranche loans under the Amended Credit Agreement on the same basis and up to another $15.0 million of senior subordinated notes with a stated maturity and interest rate substantially identical to the new tranche loan but otherwise with terms substantially similar to our outstanding 12% Senior Notes due 2007. While the Amendment permits Insilco to incur such additional loans and issue such notes, Insilco has not sought or obtained any commitments to make such loans or purchase any such notes and there can be no assurance that any such commitments will be forthcoming if Insilco seeks them. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for complete details of the amendment.

On August 13, 2001, in anticipation of this amendment and restatement, Insilco elected to permanently reduce the commitments under the revolving credit portion of its Credit Agreement from $50 million to $44 million.

As of September 30, 2001, we were in full compliance with the terms of the Amended Credit Agreement.

At November 12, 2001, we had cash and borrowing availability of approximately $34 million. We remain highly leveraged and believe our cash on-hand, cash flow from operations, and potential funding under the Amended Credit Agreement will be sufficient to satisfy working capital requirements and capital expenditures. However, the magnitude and duration of market circumstances could impact our ability to meet certain financial covenants within the Amended Credit Agreement. This, in turn, could impact our principal sources of liquidity, which include cash on-hand, cash from our operating activities and potential funding under the Amended Credit Agreement. Thus, limiting our ability to meet our future cash requirements for working capital, capital expenditures, interest, taxes and debt repayments and the execution of our business strategies. Such limitations could force us to consider alternatives that may include negotiating further amendments to the Amended Credit Agreement, attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

As of September 30, 2001, our stockholders' deficit totaled $328.9 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

OUTLOOK
-------

We are seeing increased order activity from consumer, cable and networking customers for our Passive Components product line, and in particular for our Magjack product line, from the previous quarter. We also have several precision stamping projects in development that, once placed into production, will provide as much as $6.0 to $8.0 million in annualized revenues. However, we continue to experience weak demand from telecom customers for our custom assembly products and do not see any near-term improvement in demand from these customers. Our visibility remains quite limited making it difficult to provide a precise short-term forecast. Furthermore, we see no current signs of a rebound in the U.S. Economy and expect telecom customers to continue to experience weak market conditions. Therefore, under these assumptions, we do not expect our performance to improve greatly over the next six months.

We continue to believe our strategy and strong customer relationships will enable us to capitalize on market opportunities now and over the next two to three years. However, it is difficult to predict how long the sluggish demand in our end markets will last. Therefore, there can be no assurances that near-term sales will increase or that the slow down in order activity will be short-term or that economic conditions will not deteriorate further.

MARKET RISK AND RISK MANAGEMENT
-------------------------------

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of September 30, 2001, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the third quarter of 2001, we had $219.4 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.2 million, using average debt levels. As of September 30, 2001, we had no interest rate derivative instruments in place for managing interest rate risks.

FORWARD-LOOKING INFORMATION
---------------------------

Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following:

o    delays in new product introductions;
o    lack of market acceptance of new products;
o    changes in demand for our products;
o    changes in market trends;
o    short-term and long-term outlook;
o    operating hazards;
o    general competitive pressures from existing and new competitors;
o    effects of governmental regulations;
o    changes in interest rates; and
o adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              -------------------------------
              (None)

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
              -----------------------------------------------------
              (None)

ITEM 5.       OTHER INFORMATION
              -----------------
              (None)

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

       (a)    Exhibits

              15(a)  Independent Accountants Awareness Letter

       (b) Reports on Form 8-K

              A report, dated August 15, 2001 on Form 8-K was filed with the SEC on August 15, 2001, pursuant to Items 5 and 7 of that form.

              A report, dated September 24, 2001 on Form 8-K was filed with the SEC on September 28, 2001, pursuant to Items 4 and 7 of that form.

              A report, dated September 24, 2001 on Form 8-K/A was filed with the SEC on October 2, 2001, pursuant to Items 4 and 7 of that form.

              A report, dated September 24, 2001 on Form 8-K/A was filed with the SEC on October 4, 2001, pursuant to Items 4 and 7 of that form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  INSILCO HOLDING CO.
                                                  -------------------


Date:  November 14, 2001                     By:  /S/ MICHAEL R. ELIA
                                                  -------------------
                                                  Michael R. Elia
                                                  Senior Vice President,
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary