Form 10-Q
period 2002-06-30
INSILCO HOLDING CO
filed 2002-08-14
CIK 1068049

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 7, 2002, 1,480,849 shares of common stock, $.001 par value, were outstanding.
================================================================================

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                           Page
--------------------------------                                           ----

Item 1.    Financial Statements (unaudited)                                  4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk        23

PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings                                                23

Item 2.    Changes in Securities and Use of Proceeds                        23

Item 3.    Defaults upon Senior Securities                                  23

Item 4.    Submission of Matters to a Vote of Securities Holders            23

Item 5.    Other Information                                                23

Item 6.    Exhibits and Reports on Form 8-K                                 23

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                  Page
----------------------------------------                                   ----

         Condensed Consolidated Balance Sheets at June 30, 2002              4
         and December 31, 2001

         Condensed Consolidated Statements of Operations for the three       5
         months and six months ended June 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows for the             6
         six months ended June 30, 2002 and 2001

         Notes to the Condensed Consolidated Financial Statements            7

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                       As of
                                                                           ----------------------------
                                                                            June 30,         December 31,
                                                                              2002              2001
                                                                           ----------        ----------
                                     Assets                                (Unaudited)        (Note 2)
                                     ------
Current assets:
  Cash and cash equivalents                                                $   19,647            27,160
  Trade receivables, net                                                       31,457            34,128
  Other receivables                                                             2,229             1,278
  Inventories, net                                                             32,979            40,461
  Prepaid expenses and other current assets                                     4,575             2,158
                                                                           ----------        ----------

   Total current assets                                                        90,887           105,185

Property, plant and equipment                                                 115,546           115,635
Less: Accumulated depreciation                                                 67,022            63,205
                                                                           ----------        ----------
Property, plant and equipment, net                                             48,524            52,430
Other assets and deferred charges                                              13,022            16,946
                                                                           ----------        ----------
   Total assets                                                            $  152,433           174,561
                                                                           ==========        ==========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current liabilities:
  Current portion of long-term debt                                        $  462,235           455,683
  Accounts payable                                                             11,345            15,373
  Accrued expenses                                                             21,392            19,270
  Income taxes payable                                                            298             3,476
  Accrued interest                                                             16,655             6,441
  Other current liabilities                                                       977               907
                                                                           ----------        ----------
   Total current liabilities                                                  512,902           501,150

Long-term debt, excluding current portion                                         336               341
Other long-term obligations, excluding current portion                         25,178            24,731
15% Preferred stock; 3,000,000 shares authorized; 1,400,000 shares issued and outstanding at June 30, 2002 and December 31, 2001,
  (redemption value $73,000,000)                                               59,679            55,169
Contingencies
Stockholders' deficit:
  Common stock, $.001 par value; 15,000,000 shares authorized;
    1,480,849 shares issued and outstanding at June 30, 2002 and
    December 31, 2001                                                               1                 1
  Additional paid-in capital                                                   69,834            69,834
  Accumulated deficit                                                        (509,229)         (469,391)
  Accumulated other comprehensive loss                                         (6,268)           (7,274)
                                                                           ----------        ----------
   Stockholders' deficit                                                     (445,662)         (406,830)
                                                                           ----------        ----------
    Total liabilities and stockholders' deficit                            $  152,433           174,561
                                                                           ==========        ==========

           See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                     --------------------------          --------------------------
                                                       2002              2001              2002              2001
                                                     --------          --------          --------          --------
Net sales                                            $ 50,534            58,367           101,797           138,357
Cost of products sold                                  43,556            51,499            85,543           115,132
Cost of products sold - other charges                   2,355              --               2,855              --
Depreciation and amortization                           2,919             5,194             5,679            10,318
Goodwill impairment charge                               --              97,308              --              97,308
Selling, general and administrative expenses            9,318             9,441            19,506            18,822
Restructuring charges                                   2,342              --               2,092              --
                                                     --------          --------          --------          --------
   Operating loss                                      (9,956)         (105,075)          (13,878)         (103,223)
                                                     --------          --------          --------          --------
Other income (expense):
   Interest expense                                   (14,777)          (12,446)          (28,721)          (24,925)
   Interest income                                         80             2,287             1,232             2,547
   Other, net                                           1,005              (615)            1,645              (252)
                                                     --------          --------          --------          --------
    Total other expense                               (13,692)          (10,774)          (25,844)          (22,630)
                                                     --------          --------          --------          --------
   Loss before income taxes                           (23,648)         (115,849)          (39,722)         (125,853)
Income tax benefit                                      1,835             5,012             4,394             7,660
                                                     --------          --------          --------          --------
   Net loss                                           (21,813)         (110,837)          (35,328)         (118,193)
Preferred stock dividend                               (2,296)           (1,982)           (4,510)           (3,892)
                                                     --------          --------          --------          --------
   Net loss available to common                      $(24,109)         (112,819)          (39,838)         (122,085)
                                                     ========          ========          ========          ========
Basic loss available per common share:
   Basic net loss                                    $ (16.10)           (75.26)           (26.61)           (81.44)
                                                     ========          ========          ========          ========
Diluted loss available per common share:
   Diluted net loss                                  $ (16.10)           (75.26)           (26.61)           (81.44)
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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                              2002              2001
                                                                           ----------        ----------
Cash flows from operating activities:
   Net loss                                                                $  (35,328)         (118,193)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                              5,679            10,318
     Deferred taxes                                                                 -            (8,067)
     Other noncash charges and credits                                         13,491             8,065
     Goodwill impairment charge                                                     -            97,308
     Change in operating assets and liabilities:
       Trade and other receivables                                              2,641            28,357
       Inventories                                                              7,981             9,639
       Prepaids and other current assets                                       (2,402)            3,018
       Accounts payable                                                          (144)          (13,500)
       Accrued interest                                                        10,214              (475)
       Accrued expenses, other current liabilities and other                   (6,930)          (18,584)
                                                                           ----------        ----------
         Net cash used in operating activities                                 (4,798)           (2,114)
                                                                           ----------        ----------
   Cash flows from investing activities:
     Capital expenditures                                                      (2,153)           (4,302)
     Acquisitions, net of cash acquired                                             -           (44,174)
     Other investing activites                                                    346                61
                                                                           ----------        ----------
         Net cash used in investing activities                                 (1,807)          (48,415)
                                                                           ----------        ----------
   Cash flows from financing activities:
     Proceeds from long-term debt                                                   -            25,000
     Principal and other debt payments                                         (1,333)           (2,711)
     Payments of debt financing costs                                            (437)             (720)
     Proceeds from revolving credit facility                                        -            33,000
                                                                           ----------        ----------
         Net cash provided by (used in) financing activities                   (1,770)           54,569
                                                                           ----------        ----------
Effect of exchange rate changes on cash                                           862              (484)
                                                                           ----------        ----------
         Net increase (decrease) in cash and cash equivalents                  (7,513)            3,556
Cash and cash equivalents at beginning of period                               27,160            28,087
                                                                           ----------        ----------
Cash and cash equivalents at end of period                                 $   19,647            31,643
                                                                           ==========        ==========

Interest paid                                                              $    3,532            17,092
                                                                           ==========        ==========

Income taxes paid                                                          $    1,374               829
                                                                           ==========        ==========

         See accompanying notes to the unaudited condensed consolidated financial statements.

                               INSILCO HOLDING CO.

       Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

(1)    Management Plans and Going Concern Matters
       ------------------------------------------
       On February 15, 2002, Insilco Technologies, Inc. ("Insilco"), a direct subsidiary of Insilco Holding Co. (together with its subsidiaries, the "Company") failed to make a required interest payment on its 12% Senior Subordinated Notes Due 2007 (the "12% Notes"). The 30-day grace period for such payment expired on March 18, 2002, resulting in an event of default under the indenture governing the 12% Notes, as well as, a cross-default under Insilco's senior secured credit facility (the "Amended Credit Facility"). In addition, at March 31, Insilco failed to meet the EBITDA covenant under its Amended Credit Agreement and was in default on its Amended Credit Agreement and its 12% Notes. At June 30, Insilco continued to operate under these defaults and therefore has classified as current, its debt obligations under the Amended Credit Facility, the 12% Notes and the 14% Senior Discount Notes Due 2008 (the "14% Notes).

       Early in the second quarter, the Company and the lenders under the Amended Credit Facility (the "Lenders") entered into a forbearance agreement ("Forbearance Agreement"). Under the Forbearance Agreement, the Lenders agreed that, absent a further default, they would not (a) accelerate the maturity of the debt under the Amended Credit Facility,
       (b) take enforcement action against any collateral, including effecting any rights of setoff, or (c) commence any legal action to enforce rights or remedies pursuant to the terms of the Amended Credit Agreement, for the period from May 3, 2002 until July 10, 2002 (the "Forbearance Period"). This agreement was subsequently amended to extend the Forbearance Period through September 20, 2002. The purpose of the Forbearance Period is to allow the Company time to evaluate strategic alternatives such as a sale of all or some of the business, a Chapter 11 bankruptcy filing, or other remedies appropriate for the circumstances.

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

       The condensed consolidated financial statements as of and for the three month and six month periods ended June 30, 2002 and 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

       Certain prior year amounts have been reclassified to conform to the current year presentation.

                               INSILCO HOLDING CO.

       Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

(3)    Inventories
       -----------
       Inventories consisted of the following (in thousands):

                                                As of
                                      -------------------------
                                        June 30,    December 31,
                                         2002           2001
                                      ----------     ----------
       Raw materials and supplies     $   19,194         22,994
       Work-in-process                     5,934          6,317
       Finished goods                      7,851         11,150
                                      ----------     ----------
          Total inventories           $   32,979         40,461
                                      ==========     ==========



(4)    Capital Stock and Warrants
       --------------------------
       Through June 30, 2002, the Company has cumulatively accreted $27.6 million towards the payment of dividends on the PIK (Paid in Kind) Preferred Stock.

       At June 30, 2002, 49,000 warrants to purchase 15,925 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding.

(5)    Contingencies
       -------------
       The Company is involved in various legal proceedings, including environmental matters, of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimatable. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                               INSILCO HOLDING CO.

       Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

(6)    Long-Term Debt
       --------------
       A summary of long-term debt is as follows (in thousands):

                                           June 30,    December 31,
                                            2002           2001
                                         ----------     ----------
       Term A Facility                   $   29,750         30,625
       Term B Facility                      147,812        148,187
       Term C Loans                          15,000         15,000
       12% Senior Subordinated Notes        119,852        119,837
       14% Senior Discount Notes            117,229        109,371
       Revolving Facility                    32,500         32,500
       Other                                    428            504
                                         ----------     ----------
                                            462,571        456,024
       Less current portion                (462,235)      (455,683)
                                         ----------     ----------
                                         $      336            341
                                         ==========     ==========



       At March 31, Insilco was in default on the 12% Notes and, was in default of its Amended Credit Agreement as a result of its failure to meet the agreement's EBITDA covenant. At June 30, Insilco continued to operate under these defaults and therefore has classified as current, its debt obligations under the Amended Credit Facility, the 12% Notes and the 14% Notes.

       Early in the second quarter, the Company and the Lenders entered into a Forbearance Agreement. Under the Forbearance Agreement, the Lenders agree that, absent a further default, they would not (a) accelerate the maturity of the debt under the Amended Credit Facility, (b) take enforcement action against any collateral, including effecting any rights of setoff, or (c) commence any legal action to enforce rights or remedies pursuant to the terms of the Amended Credit Facility, for the period from May 3, 2002 until July 10, 2002. This agreement was subsequently amended to extend the Forbearance Period through September 20, 2002. The purpose of the Forbearance Period is to allow the Company time to evaluate strategic alternatives such as a sale of all or some of the business, a Chapter 11 bankruptcy filing, or other remedies appropriate for the circumstances. In addition, Insilco was not required to make its June 30, 2002 mandatory principal prepayments or interest payments on the Amended Credit Facility.

       At August 9, 2002, the Company had cash on hand of approximately $19.4 million. The Forbearance Agreement requires the Company to maintain a minimum cash on hand balance of $15.0 million. Insilco is currently unable to borrow additional amounts under its Revolving Facility.

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

                               INSILCO HOLDING CO.

       Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

       million and $105.8 million in the seventh year. The Term C Loans are due on June 25, 2007. There are no mandatory prepayments on the Term C Loans.

       The Term C Loans include warrants to purchase approximately 60,000 shares of Insilco common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of Insilco's common stock then outstanding. At June 30, 2002, the warrants were still outstanding.

       Due to the default, the Lenders have the option to increase the interest rate on the outstanding debt, under the Amended Credit Facility, by 2%. Furthermore, the Company's current borrowings under the Amended Credit Facility are at Bank One's base rate ("Base Rate"), plus an applicable margin. At June 30, 2002, the Base Rate was 4.75%, the applicable margin for the Term A and Revolving Facility was 2.75%, the applicable margin for the Term B Facility was 3.25% and the interest rate on the Term C Loans was 30%.

       The Company also pays an unused commitment fee, which fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. The unused commitment fee at June 30, 2002, was 0.75%.

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

                               INSILCO HOLDING CO.

       Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

(7)    Segment Information
       -------------------
       The following summary financial information by business segment (in thousands) is consistent with the basis of segmentation and measurement of segment profit or loss used in the Company's December 31, 2001 consolidated financial statements:

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                        ----------------------      ----------------------
                                                          2002          2001          2002          2001
                                                        --------      --------      --------      --------
       Net Sales:
          Custom Assemblies                             $ 17,130        26,225        38,306        64,559
          Passive Components                              17,608        17,300        34,601        41,863
          Precision Stampings                             15,796        14,842        28,890        31,935
                                                        --------      --------      --------      --------
           Total net sales                              $ 50,534        58,367       101,797       138,357
                                                        ========      ========      ========      ========

       Loss before income taxes:
          Custom Assemblies                             $   (290)         (170)        1,151         5,159
          Passive Components                                (218)         (541)          425         1,345
          Precision Stampings                              1,109           532           936         1,370
          Unallocated corporate operating expenses          (758)         (681)       (1,508)       (1,438)
                                                        --------      --------      --------      --------
           Earnings (loss) before interest, taxes
             depreciation and amortization (EBITDA)         (157)         (860)        1,004         6,436
          Depreciation and amortization                   (2,919)       (5,194)       (5,679)      (10,318)
          Goodwill impairment charge                        --         (97,308)         --         (97,308)
          Unallocated non-operating amounts:
            Significant legal expense                     (1,602)         (104)       (3,077)         (129)
            Severance and other asset writedowns            (581)       (1,609)       (1,179)       (1,904)
            Cost of products sold - other charges(1)      (2,355)         --          (2,855)         --
            Restructuring charges(1)                      (2,342)         --          (2,092)         --
                                                        --------      --------      --------      --------
             Total operating loss                         (9,956)     (105,075)      (13,878)     (103,223)
          Interest expense                               (14,777)      (12,446)      (28,721)      (24,925)
          Interest income                                     80         2,287         1,232         2,547
          Other, net                                       1,005          (615)        1,645          (252)
                                                        --------      --------      --------      --------
           Loss before income taxes                     $(23,648)     (115,849)      (39,722)     (125,853)
                                                        ========      ========      ========      ========

          Net loss                                      $(21,813)     (110,837)      (35,328)     (118,193)
                                                        ========      ========      ========      ========

          (1) See Note 14.

                               INSILCO HOLDING CO.

        Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2002


        A summary of identifiable assets by segment follows (in thousands):

                                         As of
                               -------------------------
                                June 30,     December 31,
                                  2002           2001
                               ----------     ----------
       Custom Assemblies       $   39,723         57,931
       Passive Components          51,267         50,473
       Precision Stampings         40,775         42,250
       Corporate                   20,668         23,907
                               ----------     ----------
          Total                $  152,433        174,561
                               ==========     ==========



 (8)   Comprehensive Income (Loss)
       --------------------------
       Comprehensive loss was ($20,459,000) and ($109,209,000) for the three months ended June 30, 2002 and 2001, respectively, including other comprehensive income consisting of foreign currency translation gains totaling $1,354,000 and $1,628,000, respectively. Comprehensive loss was ($34,322,000) and ($119,016,000) for the six months ended June 30, 2002 and 2001, respectively, including other comprehensive income (loss) consisting of foreign currency translation gains (losses) totaling $1,006,000 and ($823,000), respectively.

(9)    Related Party Transactions
       --------------------------
       Insilco paid Credit Suisse First Boston ("CSFB") retainer fees of $212,500 and $150,000 year to date June 30, 2002 and 2001, respectively. Insilco had a payable to CSFB for retainer fees related to investment banking services of $125,000 and $212,500 at June 30, 2002 and December 31, 2001. Insilco also paid $625,000 in underwriting fees to CSFB in the first quarter of 2001.

       Insilco received $179,000 and $292,000 from ThermaSys, the former "Automotive Businesses" the Company sold in August 2000, for management fees and other miscellaneous items year to date June 30, 2002 and 2001, respectively. At June 30, 2002 and December 31, 2001, Insilco had net receivables from ThermaSys of $2,250 and $48,000, respectively. The June 30, 2002 and December 31, 2001 receivables consisted of management services provided to ThermaSys by Insilco.

                               INSILCO HOLDING CO.

       Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2002


(10)   Earnings Per Share
       ------------------
       The components of basic and diluted earnings per share were as follows (in thousands):

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                     -----------------------------------------------
                                                        2002        2001         2002         2001
                                                     ---------    --------     --------     --------
       Net loss                                      $(21,813)    (110,837)     (35,328)    (118,193)
       Preferred stock dividends                       (2,296)      (1,982)      (4,510)      (3,892)
                                                     --------     --------     --------     --------
         Net loss available for common               $(24,109)    (112,819)     (39,838)    (122,085)
                                                     ========     ========     ========     ========

       Average outstanding shares of common stock       1,497        1,499        1,497        1,499

       Loss per share available to common:
           Basic                                       (16.10)      (75.26)      (26.61)      (81.44)
                                                     ========     ========     ========     ========

           Diluted                                   $ (16.10)      (75.26)      (26.61)      (81.44)
                                                     ========     ========     ========     ========



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

(12)   Impact of Recently Issued Accounting Standards
       ----------------------------------------------
       In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64 AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 145 also amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As encouraged by Statement No. 145, the Company early adopted this new accounting standard on August 1, 2002. The adoption of this statement did not have a significant effect on its results of operations or financial position.

       In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Statement No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This

                               INSILCO HOLDING CO.

       Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

       statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a significant impact on its results of operations or financial position.

(13)   Impairment of Goodwill
       -----------------------
       As a result of a dramatic decline in capital spending in the telecommunications industry, the Company concluded it was necessary to review its three most recent acquisitions: TAT Technologies, ("TAT"), acquired in February 2000; Precision Cable Manufacturing ("PCM"), acquired in August 2000; and InNet Technologies, Inc. ("InNet"), acquired in January 2001, and their related goodwill.

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

       In the fourth quarter of 2001, due to the continued decline in these businesses, the Company repeated its review and recorded an additional goodwill charge totaling $53.0 million. Of the total charge of $53.0 million, $1.7 million related to the remaining goodwill resulting from the acquisition of TAT, $19.6 million related to the remaining goodwill resulting from the acquisition of PCM, $27.7 million related to the remaining goodwill resulting from the acquisition of InNet, $3.5 million relating to the goodwill resulting from the acquisition of EFI and $0.5 million related to the remaining goodwill resulting from earlier acquisitions. For the full year ended December 31, 2001, the Company recorded a $150.3 million pre-tax charge for the writedown of goodwill.

(14)   Restructuring and Other Charges
       -------------------------------
       During the year ended December 31, 2001, the Company recorded $1,319,000 of Restructuring Charges on the Statement of Operations for:
       Restructuring and plant consolidation and closing costs relating to the consolidation of its Custom Assemblies facilities located in Ireland and the United Kingdom, the closure of a Passive Components sales office located in Japan, the closure of its Custom Assemblies headquarters in Morrisville, North Carolina and the closure of one of its Precision Stampings facilities in Thomaston, Connecticut. These closings and consolidations were completed to reduce operating costs. These costs include employee separation costs of $747,000, asset impairments of $140,000, noncancelable lease costs of $385,000 and other costs of $47,000.

                               INSILCO HOLDING CO.

       Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

       Year to date June 30, 2002, the Company recorded $2,855,000 of Cost of Products Sold - Other Charges on the Statement of Operations for inventory writedowns and additional inventory reserves related to its Custom Assemblies operations in North Myrtle Beach, South Carolina, Ireland and Northern Ireland and its Passive Components operation in Inwood, New York.

       Year to date June 30, 2002, the Company recorded Restructuring Charges, on the Statement of Operations of $2,092,000 consisting of: The reversal of $250,000 of charges relating to the termination of a lease agreement for office space in Morrisville, North Carolina representing accrued but now terminated future minimum lease payments. The recording of $2,342,000 of charges relating to the closure of the Custom Assemblies Taylorsville, North Carolina facility and the Passive Components sales office in Japan, the consolidation of the Custom Assemblies United Kingdom facility with the Ireland facility and the closure of Passive Components Inwood, New York and the Dominican Republic facilities. These restructuring activities are being completed to reduce operating costs as a result of declining sales demand. The charge consists of $1,441,000 in employee separation costs, $690,000 in noncancelable lease costs, and $211,000 in other costs.

       As of June 30, 2002, the Company had an accrual of $2,025,000 relating to these restructuring charges, which is included in accrued expenses on the balance sheet. The Company expects a majority of this accrual will be paid by December 2002. A summary of this accrual is as follows (in thousands):

                                             As of                      Reversal of                       As of
                                           December    Restructuring   Restructuring       2002            June
                                           31, 2001        Charge          Charge      Cash Outlays      30, 2002
                                            -------        -------        -------         -------         -------
        Restructuring charges:
          Employee separations              $   425          1,441           --              (737)          1,129
          Other exit costs                       22            211           --               (27)            206
          Remaining noncancellable
             lease costs                        324            690           (250)            (74)            690
                                            -------        -------        -------         -------         -------
           Subtotal                         $   771          2,342           (250)           (838)          2,025
                                            =======        =======        =======         =======         =======

       Under these plans approximately 130 employees have been terminated and approximately 68 will be terminated.

(15)   Subsequent Events
       -----------------
       On August 2, 2002, the Company and the Lenders amended the Forbearance Agreement to extend the Forbearance Period through September 20, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW
--------

On February 15, 2002, Insilco failed to make a required interest payment on its 12% Notes. The 30-day grace period for such payment expired on March 18, 2002, resulting in an event of default under the indenture governing the 12% Notes, as well as, a cross-default under the Amended Credit Facility. In addition, at March 31, 2002, Insilco failed to meet the EBITDA covenant in the Amended Credit Agreement, which resulted in a default under the Amended Credit Agreement and the 12% Notes. At June 30, 2002, Insilco continued to operate under these defaults and thus we have classified as current, our debt obligations under the Amended Credit Facility, the 12% Notes and the 14% Notes.

Early in the second quarter, we entered into a Forbearance Agreement with the Lenders. Under the agreement, the Lenders agreed, absent a further default, not to accelerate the maturity of the debt under the Amended Credit Facility, take enforcement action against any collateral, including effecting any rights of setoff, or commence any legal action to enforce rights or remedies for a period of sixty days ending July 10, 2002. This agreement was subsequently amended to extend the Forbearance Period through September 20, 2002. During the Forbearance Period, we are considering such alternatives as a sale of all or some of the business, a Chapter 11 bankruptcy filing, or other remedies appropriate for the circumstances.

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

We continue to respond to these market conditions with headcount reductions and limited spending throughout our organization. Since December 2000, we have eliminated 2,503 hourly and 209 salary personnel representing approximately $36.3 million in annualized wages and fringes, reducing our total personnel approximately 54% to 2,280, excluding China. Furthermore, we continue to consolidate our operations into fewer manufacturing facilities as well as transfer certain production to lower cost facilities.

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

For the second quarter of 2002, our net sales decreased 13% to $50.5 million from the $58.4 million recorded in the second quarter of 2001. Year to date June 30, 2002, our net sales decreased 26% to $101.8 million from the $138.4 million recorded year to date June 30, 2001. These decreases are due to the decelerating macroeconomic conditions and reduced demand for our customers' end products discussed in the overview above. The following is a discussion of the sales fluctuations by segment:

     o Net sales from our Custom Assemblies segment in the second quarter of 2002 decreased $9.1 million, or 35%, to $17.1 million, from the $26.2 million recorded in the second quarter of 2001. Year to date sales declined $26.3 million, or 41%, to $38.3 million, from the $64.6 million recorded year to date June 30, 2001. These decreases reflect significantly reduced demand for our customers' DSL (digital subscriber line), optical, and central office telecom switching equipment and lower sales of non-telecom assemblies due to the general economic slowdown. The first quarter of 2002 included approximately $3.7 million of custom assembly sales to a telecom customer based on contractual purchase obligations. Without this sale, year to date total Custom Assemblies sales would have been $34.6 million.

     o Net sales from our Passive Components segment in the second quarter of 2002 increased $0.3 million, or 2%, to $17.6 million, from the $17.3 million recorded in the second quarter of 2001. Year to date sales declined $7.3 million, or 17%, to $34.6 million, from the $41.9 million recorded year to date June 30, 2001. Sales of transformers and connectors are down from a year ago due to lower demand from networking, computer, and premise wiring customers. These declines were offset slightly by a 5% increase in MagJack(R) product sales.

     o Net sales from our Precision Stampings segment in the second quarter of 2002 increased $1.0 million, or 6%, to $15.8 million, from the $14.8 million recorded in the second quarter of 2001. Year to date sales declined $3.0 million, or 10%, to $28.9 million, from the $31.9 million recorded year to date June 30, 2001. The increase in the second quarter is mainly due to higher sales of products in the housing markets, such as fuses and circuit breakers to two large customers. Year to date, these increases have not offset the declines in the other markets due to the continued slow down in manufacturing activity and weak demand from customers servicing the electronics market.

EBITDA for the second quarter of 2002 increased 78% to a loss of $0.2 million from the loss of $0.9 million recorded in the second quarter of 2001. Year to date June 30, 2002, our EBITDA decreased 84% to $1.0 million from the $6.4 million recorded year to date June 30, 2001. These decreases are due to the decline in sales, as well as continued margin erosion at all of the business segments. The following is a discussion of the decrease in EBITDA by segment:

     o EBITDA from our Custom Assemblies segment in the second quarter of 2002 decreased $0.1 million to a loss of $0.3 million from the loss of $0.2 million recorded in the second quarter of 2001. Year to date June 30, 2002, EBITDA decreased $4.0 million to $1.2 million from $5.2 million recorded year to date June 30, 2001. These decreases were due to the sharp decline in higher margin sales of cable assemblies for optical telecom equipment. Custom Assemblies also recorded $0.3 million in charges for excess and obsolete inventories. Excluding EBITDA from the purchase obligation noted in the sales discussion above, EBITDA would have declined to a loss of $1.8 million. EBITDA margin for the second quarter of 2002 was (1.7%) and year to date 2002 was 3.0%. EBITDA margin for the second quarter of 2001 was (0.6%) and year to date 2001 was 8.0%.

     o In our Passive Components segment, EBITDA in the second quarter of 2002 increased $0.3 million to a loss of $0.2 million from the loss of $0.5 million recorded in the second quarter of 2001. Year to date June 30, 2002, EBITDA decreased $0.9 million to $0.4 million from $1.3 million recorded year to date June 30, 2001. The decreases reflect lower connector and transformer sales, as well as, a continued mix shift toward lower margin products and a more competitive pricing environment. Year to date, the Passive Components Segment also recorded $0.3 million in bad debt charges relating to certain European customers. EBITDA margin for the second quarter of 2002 was (1.2%) and year to date 2002 was 1.2%. EBITDA margin for the second quarter of 2001 was (3.1%) and year to date 2001 was 3.2%.

     o EBITDA from our Precision Stampings segment in the second quarter of 2002 increased $0.6 million to $1.1 million from the $0.5 million recorded in the second quarter of 2001. Year to date June 30, 2002, EBITDA decreased $0.5 million to $0.9 million from $1.4 million recorded year to date June 30, 2001. Although there has been some improvement in the second quarter due to higher sales for products in the housing markets, the year to date decrease continues to reflect lower sales volumes due to the slow down in the general economy and, more specifically, the higher margin electronics market. EBITDA margin for the second quarter of 2002 was 7.0% and year to date 2002 was 3.2%. EBITDA margin for the second quarter of 2001 was 3.6% and year to date 2001 was 4.3%.

     o In the second quarter and year to date 2002, unallocated corporate operating expenses were flat as compared to the same periods in the prior year. The corporate operating expenses in the second quarter of 2002 and 2001 include expenses for retainer fees related to investment banking services for CSFB of $0.1 million each. Year to date, the CSFB retainer fees for 2002 and 2001 were $0.2 million each. Also in the second quarter of 2002 and 2001, the corporate operating expenses include an expense offset related to management and other services provided to ThermaSys (an affiliate of CSFB) of $0.0 million and $0.2 million, respectively. Year to date 2002 and 2001, the ThermaSys expense offset was $0.1 million and $0.5 million, respectively.

Depreciation and amortization expense decreased $2.3 million to $2.9 million in the second quarter of 2002 from $5.2 million in the second quarter of 2001. Year to date 2002 depreciation and amortization expense decreased $4.6 million to $5.7 million from $10.3 million recorded year to date 2001. These decreases are mainly due to the decrease in amortization expense as a result of the write-off of acquisition related goodwill in 2001.

As a result of an extensive review completed in the second quarter of 2001, we determined that the goodwill resulting from several recent acquisitions was impaired and, in order to write-down goodwill to fair market value, we recorded a $97.3 million goodwill impairment charge. For further information see Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Year to date 2002, we recorded $3.1 million of professional and legal expenses relating to our strategic alternatives review. Year to date 2002, we also recorded $1.2 million of severance relating to general rationalization activities. Year to date 2001, we recorded $1.9 million of severance and other non-operating amounts relating to general rationalization activities. In 2001, $1.4 million of the expenses were severance, $0.3 million related to lease obligations and $0.2 million were other costs.

We recorded $2.8 million of Cost of Products Sold - Other Charges year to date 2002, for inventory writedowns and additional inventory reserves related to our Custom Assemblies operations located in North Myrtle Beach, South Carolina, Ireland and Northern Ireland and our Passive Components operation located in Inwood, New York. Year to date 2002, we also recorded Restructuring Charges of $2.1 million consisting of a reversal of $0.2 million for a Morrisville, North Carolina lease that we were able to terminate, $1.4 million of severance, $0.7 million of lease and other building closing costs and $0.2 million of other exit costs. These costs relate to the closings of our Passive Components facilities in Inwood, New York, the Dominican Republic and a sales office in Japan and our Custom Assemblies facilities in Taylorsville, North Carolina and Northern Ireland. These restructuring activities are being taken to reduce operating costs as a result of declining sales demand.

As of June 30, 2002, we had an accrual of $2,025,000 relating to these restructuring charges, which is included in accrued expenses on the balance sheet. We expect a majority of this accrual will be paid by December 2002. A summary of this accrual is as follows (in thousands):

                                    As of                      Reversal of                        As of
                                  December     Restructuring  Restructuring       2002            June
                                  31, 2001         Charge         Charge       Cash Outlays     30, 2002
                                    -----          -----          -----           -----           -----
Restructuring charges:
  Employee separations              $ 425          1,441           --              (737)          1,129
  Other exit costs                     22            211           --               (27)            206
  Remaining noncancellable
     lease costs                      324            690           (250)            (74)            690
                                    -----          -----          -----           -----           -----
   Subtotal                         $ 771          2,342           (250)           (838)          2,025
                                    =====          =====          =====           =====           =====

Under these plans approximately 130 employees have been terminated and approximately 68 will be terminated.

Excluding the goodwill impairment charge recorded in 2001, operating loss for the second quarter of 2002 increased $2.2 million to a loss of $10.0 million from $7.8 million recorded in the second quarter of 2001. Year to date, the 2002 operating loss increased $8.0 million to a loss of $13.9 from the year to date 2001 loss of $5.9 million. The increase in the loss was due to the decline in EBITDA and expenses associated with our restructuring and strategic alternatives evaluation activities.

Net interest expense for the second quarter increased $2.3 million, or 19%, from the same period in the prior year due to higher debt levels and the additional 2% charge on all outstanding debt, which was the result of the terms of the Amended Credit Facility negotiated in August 2001. Year to date interest expense increased $3.8 million, or 15%, from the same period in the prior year.

Excluding the goodwill impairment charge recorded in 2001, loss before income taxes increased $5.1 million to $23.6 million in the second quarter of 2002 from $18.5 million recorded in the second quarter of 2001. Year to date 2002, the loss before income taxes increased $11.2 million to $39.7 million from $28.5 million recorded year to date 2001. The increase in the loss was attributable to the decline in operating income.

We recorded income tax benefits and effective rates for the second quarter of 2002 and 2001of $1.8 million, or 7.8% and $5.0 million, or 4.3%, respectively. We recorded income tax benefits and effective rates for the first half of 2002 and 2001 of $4.4 million, or 11% and $7.7 million, or 6.1%, respectively. The change in the effective benefit rate is primarily due to a decrease arising from an establishment of valuation allowance against the 2002 net operating loss and an increase arising from the settlement of a federal audit and other federal, state and foreign tax net refunds.

We recorded a net loss of $24.1 million in the second quarter of 2002 as compared to net loss of $112.8 million in the second quarter of 2001. Year to date 2002 net loss was $39.8 million as compared to net loss of $122.1 million recorded year to date 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We are currently operating in default on the 12% Notes and the Amended Credit Agreement. As a result of these defaults, the debt under the Amended Credit Facility, the 12% Notes and the 14% Notes has been classified as current.

Early in the second quarter, we entered into a Forbearance Agreement with our Lenders. Under the agreement, the Lenders have agreed, absent a further default, not to accelerate the maturity of the debt under our Amended Credit Facility, take enforcement action against any collateral, including effecting any rights of setoff, or commence any legal action to enforce rights or remedies for a period of sixty days ending July 10, 2002. This agreement was subsequently amended to extend the Forbearance Period through September 20, 2002. During the Forbearance Period, we are considering such alternatives as a sale of all or some of the business, a Chapter 11 bankruptcy filing, or other remedies appropriate for the circumstances.

Our recent losses and highly leveraged position raise doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Year to date 2002, inventory decreased $7.5 million and accounts payable decreased $4.0 million, as we continue to work inventory and the related purchases thereof, down to levels appropriate for current market conditions. However, cash flows from operations were a use of $4.8 million for the six months ended June 30, 2002 as compared to a use of $2.1 million for the same period in 2001. This reflects a decrease of $2.7 million, due to cash costs associated with our restructuring activities and strategic alternatives review, lower EBITDA and lower cash generation from working capital, all of which were partially offset by the non-payment of $7.2 million of interest on the 12% Notes that was due on February 15, 2002 and the non-payment of interest due under the Amended Credit Facility. The next interest payment on the 12% Notes is $7.2 million and is due August 15, 2002. We paid $3.5 million in interest on the Amended Credit Facility through June 30, 2002; no interest has been paid on this facility since April 1, 2002.

In June 2002, we paid $2.2 million of the total approximately $3.1 million tax assessment relating to the capital gain from the sale of the shares of Arup Alu-Rohr und Profil GmbH, which was part of the Automotive Businesses, we sold in August 2000. The remaining $0.9 million was paid in July 2002. Additionally, a Joint Committee has approved a federal tax refund of approximately $4.2 million, including interest. We expect this refund to be received in the third quarter.

On April 1, 2002, Insilco paid the quarterly mandatory prepayment on the term facility of $1.25 million. The next term loan mandatory prepayment of $1.25 million and the quarterly interest payment due under the credit facility were both due on July 1, 2002, but, under the Forbearance Agreement, these payments have not been made. As a result of our default, our current borrowings are at Bank One's base rate, plus an applicable margin and the Lenders have the option to increase this rate by 2%.

Capital expenditures for the first six months of 2002 were $2.2 million as compared to $4.3 million year to date 2001. Capital expenditure allocations during the current period by segment were 19% to Custom Assemblies, 40% to Passive Components, and 41% to Precision Stampings. We continue to curtail future capital expenditures to coincide with market conditions.

On January 10, 2001, through Insilco, we purchased InNet Technologies, Inc. for $44.2 million, net of cash acquired, using cash and $25.0 million of additional Term B Facility borrowings, as permitted under the Credit Agreement.

At August 9, 2002, we had cash on hand of approximately $19.4 million. The Forbearance Agreement requires us to maintain a minimum cash on hand balance of $15.0 million. Insilco is currently unable to borrow additional amounts under its Revolving Facility.

As of June 30, 2002, our stockholders' deficit totaled $445.7 million, which is the result of recent operating losses and both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

OUTLOOK
-------

Our ability to meet our future cash requirements for operations, working capital, capital expenditures, interest, taxes and debt repayments and the execution of our business strategies is predicated on our ability to negotiate, with our Lenders and an ad hoc committee of holders of the 12% Notes, either the sale of all or some of the business, a Chapter 11 bankruptcy filing, or other remedies appropriate for the circumstances. We believe our current cash position is adequate under the current Forbearance Aggreement to meet our operating and working capital requirements through the third quarter of 2002.

We are continuing to see increased order activity from non-telecom customers for our Precision Stamping and Passive Components product lines, in particular for our MagJack(R) product line, from the previous quarter. However, we continue to experience weak demand from telecom customers for our custom assembly products and do not see any significant near-term improvement in demand from these customers. Our visibility remains quite limited making it difficult to provide a precise short-term forecast. Furthermore, we expect our telecom customers to continue to experience weak demand for their products, as carrier spending remains soft. Therefore, due to ongoing market uncertainty and the lack of visibility being provided by our customers, we are not providing guidance for the third quarter of 2002 or thereafter.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 145 also amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As encouraged by Statement No. 145, we early adopted this new accounting standard on August 1, 2002. The adoption of this statement did not have a significant effect on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Statement No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe that the adoption of this statement will not have a significant impact on our results of operations or financial position.

MARKET RISK AND RISK MANAGEMENT
-------------------------------

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of June 30, 2002, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the second quarter of 2002, we had $225.5 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.3 million, using average debt levels. As of June 30, 2002, we had no interest rate derivative instruments in place for managing interest rate risks.

FORWARD-LOOKING INFORMATION
---------------------------

Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following:

 o renegotiation of senior debt and 12% Notes with our senior secured lenders and an ad hoc committee of the holders of the 12% Notes;
 o    our commencing proceedings to file under Chapter 11 of the Bankruptcy
      Code;
 o    delays in new product introductions;
 o    changes in arrangements with our lenders;
 o    lack of market acceptance of new products;
 o    changes in demand for our products;
 o    large customer concentration;
 o    dependence on key personnel;
 o    foreign exchange fluctuations;
 o    control exhibited by majority holders;
 o    changes in market trends;
 o    short-term and long-term outlook;
 o    operating hazards;
 o    general competitive pressures from existing and new competitors;
 o    effects of governmental regulations, including environmental matters;
 o    changes in interest rates; and
 o adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------
          (None)

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          (None)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Insilco is currently in default on its 12% Senior Subordinated Notes due 2007 because it did not make a required $7.2 million interest payment that was due on February 15, 2002. See Note 1 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------
          (None)

ITEM 5.   OTHER INFORMATION
          -----------------

          Our annual stockholders' meeting has been moved from June 2002 to October 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

    (a)   Exhibits

          99.1  Certification of Chief Executive Officer

          99.2  Certification of Chief Financial Officer

    (b)   Reports on Form 8-K

          A report, dated May 15, 2002, on Form 8-K was filed with the SEC on May 15, 2002, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INSILCO HOLDING CO.


Date:   August 14, 2002                   By:   /S/ MICHAEL R. ELIA
                                                -------------------------------
                                                Michael R. Elia
                                                Senior Vice President and Chief
                                                Financial Officer

                                          By:   /S/ DAVID A. KAUER
                                                -------------------------------
                                                David A. Kauer
                                                President and
                                                Chief Executive Officer