Form 10-Q
period 2002-09-30
INSILCO HOLDING CO
filed 2002-11-15
CIK 1068049

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 6, 2002, 1,480,849 shares of common stock, $.001 par value, were outstanding.

================================================================================

                      INSILCO HOLDING CO. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q




                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.    Financial Statements (unaudited)                                  4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk        23

Item 4.    Controls and Procedures                                          23

PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings                                                24

Item 2.    Changes in Securities and Use of Proceeds                        24

Item 3.    Defaults upon Senior Securities                                  24

Item 4.    Submission of Matters to a Vote of Securities Holders            24

Item 5.    Other Information                                                24

Item 6.    Exhibits and Reports on Form 8-K                                 24

Signatures                                                                  25

Certifications of Chief Executive Officer and Chief Financial Officer       26

                      INSILCO HOLDING CO. AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
            --------------------------------
                                                                           Page
                                                                           ----

            Condensed Consolidated Balance Sheets at September 30, 2002      4
            and December 31, 2001

            Condensed Consolidated Statements of Operations for the three    5
            months and nine months ended September 30, 2002 and 2001

            Condensed Consolidated Statements of Cash Flows for the          6
            nine months ended September 30, 2002 and 2001

            Notes to the Condensed Consolidated Financial Statements         7

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                      (In thousands, except share data)

                                                                                        As of
                                                                               ------------------------
                                                                             September 30,   December 31,
                                                                                  2002           2001
                                                                               ---------      ---------
                                 Assets                                       (Unaudited)        (Note 2)
                                 ------
     Current assets:
       Cash and cash equivalents                                               $  16,916         27,160
       Trade receivables, net                                                     29,096         34,128
       Other receivables                                                           1,995          1,278
       Inventories, net                                                           31,788         40,461
       Prepaid expenses and other current assets                                   5,091          2,158
                                                                               ---------      ---------

        Total current assets                                                      84,886        105,185

     Property, plant and equipment                                               116,875        115,635
     Less: Accumulated depreciation                                               69,681         63,205
                                                                               ---------      ---------
     Property, plant and equipment, net                                           47,194         52,430
     Other assets and deferred charges                                            12,184         16,946
                                                                               ---------      ---------
        Total assets                                                           $ 144,264        174,561
                                                                               =========      =========
                      Liabilities and Stockholders' Deficit
                      -------------------------------------
     Current liabilities:
       Current portion of long-term debt                                       $ 466,349        455,683
       Accounts payable                                                            9,948         15,373
       Accrued expenses                                                           21,892         19,270
       Income taxes payable                                                       (2,693)         3,476
       Accrued interest                                                           24,377          6,441
       Other current liabilities                                                     960            907
                                                                               ---------      ---------
        Total current liabilities                                                520,833        501,150

     Long-term debt, excluding current portion                                       320            341
     Other long-term obligations, excluding current portion                       28,100         24,731
     15% Preferred stock; 3,000,000 shares authorized; 1,400,000 shares issued and outstanding at September 30, 2002 and December 31, 2001,
       (redemption value $73,000,000)                                             62,076         55,169
     Contingencies
     Stockholders' deficit:
       Common stock, $.001 par value; 15,000,000 shares authorized;
         1,480,849 shares issued and outstanding at September 30, 2002 and
         December 31, 2001                                                             1              1
       Additional paid-in capital                                                 69,834         69,834
       Accumulated deficit                                                      (530,162)      (469,391)
       Accumulated other comprehensive loss                                       (6,738)        (7,274)
                                                                               ---------      ---------
        Stockholders' deficit                                                   (467,065)      (406,830)
                                                                               ---------      ---------
         Total liabilities and stockholders' deficit                           $ 144,264        174,561
                                                                               =========      =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                      ----------------------      ----------------------
                                                        2002          2001          2002          2001
                                                      --------      --------      --------      --------
     Net sales                                        $ 45,529        56,549       147,326       194,906
     Cost of products sold                              38,487        48,570       124,033       163,702
     Cost of products sold - other charges                 637            --         3,492            --
     Depreciation and amortization                       2,674         5,083         8,353        15,401
     Goodwill impairment charge                             --            --            --        97,308
     Selling, general and administrative expenses        8,974         9,278        28,477        28,100
     Restructuring charges                                  --           891         2,092           891
                                                      --------      --------      --------      --------
        Operating loss                                  (5,243)       (7,273)      (19,121)     (110,496)
                                                      --------      --------      --------      --------
     Other income (expense):
        Interest expense                               (14,895)      (14,360)      (43,616)      (39,285)
        Interest income                                    174         1,086         1,406         3,633
        Other, net                                         219           200         1,864           (52)
                                                      --------      --------      --------      --------
         Total other expense                           (14,502)      (13,074)      (40,346)      (35,704)
                                                      --------      --------      --------      --------
        Loss before income taxes                       (19,745)      (20,347)      (59,467)     (146,200)
     Income tax benefit                                  1,209         3,029         5,603        10,689
                                                      --------      --------      --------      --------
        Net loss                                       (18,536)      (17,318)      (53,864)     (135,511)
     Preferred stock dividend                           (2,397)       (2,056)       (6,907)       (5,948)
                                                      --------      --------      --------      --------
        Net loss available to common                  $(20,933)      (19,374)      (60,771)     (141,459)
                                                      ========      ========      ========      ========

     Basic loss available per common share:
        Basic net loss                                $ (13.98)       (12.93)       (40.60)       (94.37)
                                                      ========      ========      ========      ========

     Diluted loss available per common share:
        Diluted net loss                              $ (13.98)       (12.93)       (40.60)       (94.37)
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

                      INSILCO HOLDING CO. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                        2002          2001
                                                                      --------      --------
     Cash flows from operating activities:
        Net loss                                                      $(53,864)     (135,511)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                  8,353        15,401
          Deferred taxes                                                    --       (10,530)
          Other noncash charges and credits                             20,450        13,918
          Goodwill impairment charge                                        --        97,308
          Change in operating assets and liabilities:
            Trade and other receivables                                  5,006        26,271
            Inventories                                                  9,017        15,068
            Prepaids and other current assets                           (2,947)        3,325
            Accounts payable                                            (5,506)      (13,927)
            Accrued interest                                            17,936        (1,041)
            Accrued expenses, other current liabilities and other       (4,444)      (17,758)
                                                                      --------      --------
              Net cash used in operating activities                     (5,999)       (7,476)
                                                                      --------      --------
        Cash flows from investing activities:
          Capital expenditures                                          (3,597)       (5,241)
          Acquisitions, net of cash acquired                                --       (44,174)
          Other investing activites                                        347            85
                                                                      --------      --------
              Net cash used in investing activities                     (3,250)      (49,330)
                                                                      --------      --------
        Cash flows from financing activities:
          Proceeds from long-term debt                                      --        40,000
          Principal and other debt payments                             (1,381)       (4,014)
          Payments of debt financing costs                                (437)       (1,589)
          Proceeds from revolving credit facility                           --        18,000
                                                                      --------      --------
              Net cash provided by (used in) financing activities       (1,818)       52,397
                                                                      --------      --------
     Effect of exchange rate changes on cash                               823          (643)
                                                                      --------      --------
              Net decrease in cash and cash equivalents                (10,244)       (5,052)
     Cash and cash equivalents at beginning of period                   27,160        28,087
                                                                      --------      --------
     Cash and cash equivalents at end of period                       $ 16,916        23,035
                                                                      ========      ========

     Interest paid                                                    $  3,693        26,231
                                                                      ========      ========

     Income taxes refunded                                            $  2,792         2,495
                                                                      ========      ========

See accompanying notes to the unaudited condensed consolidated financial statements.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2002

(1)    Management Plans and Going Concern Matters
       ------------------------------------------
       On February 15, 2002, Insilco Technologies, Inc. ("Insilco"), a direct subsidiary of Insilco Holding Co. (together with its subsidiaries, the "Company") failed to make a required interest payment on its 12% Senior Subordinated Notes Due 2007 (the "12% Notes"). The 30-day grace period for such payment expired on March 18, 2002, resulting in an event of default under the indenture governing the 12% Notes, as well as, a cross-default under Insilco's senior secured credit facility (the "Amended Credit Facility"). On March 31, 2002 Insilco failed to meet the EBITDA covenant under its Amended Credit Agreement and was in default on its Amended Credit Agreement and its 12% Notes. Subsequently, Insilco did not make the $7.2 million August 15, 2002, required interest payment on its 12% Notes and did not meet the EBITDA covenants under its Amended Credit Agreement for June 30 and September 30, 2002. At September 30, 2002, Insilco continued to operate under these defaults and therefore has classified as current, its debt obligations under the Amended Credit Facility, the 12% Notes and the 14% Senior Discount Notes Due 2008 (the "14% Notes).

       On May 3, 2002, the Company and the lenders under the Amended Credit Facility (the "Lenders") entered into a forbearance agreement ("Forbearance Agreement"). Under the Forbearance Agreement, the Lenders agreed that, absent a further default, they would not (a) accelerate the maturity of the debt under the Amended Credit Facility, (b) take enforcement action against any collateral, including effecting any rights of setoff, or (c) commence any legal action to enforce rights or remedies pursuant to the terms of the Amended Credit Agreement, for the period from May 3, 2002 until July 10, 2002 (the "Forbearance Period"). This agreement was subsequently amended to extend the Forbearance Period through October 11, 2002. The purpose of the Forbearance Period was to allow the Company time to evaluate and pursue strategic alternatives such as a sale of all or some of the business, a Chapter 11 bankruptcy filing, or other remedies appropriate for the circumstances. To that end, the Company is engaged in active discussions with potential purchasers of substantially all of the assets of its three business segments, which the Company anticipates will result, upon successful completion of such negotiations, in multiple sales of these business segments through Chapter 11 bankruptcy proceedings. Such sales are predicated on negotiating final terms and conditions of the transactions and completing definitive documentation for the transactions that is, in each case, satisfactory to the buyers, the Lenders and the Company.

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

       The condensed consolidated financial statements as of and for the three month and nine month periods ended September 30, 2002 and 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2002

       thereto contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

       Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)    Inventories
       -----------
       Inventories consisted of the following (in thousands):

                                                        As of
                                           ------------------------------
                                          September 30,       December 31,
                                              2002                2001
                                           ----------          ----------

       Raw materials and supplies          $   19,594              22,994
       Work-in-process                          6,337               6,317
       Finished goods                           5,857              11,150
                                           ----------          ----------
          Total inventories                $   31,788              40,461
                                           ==========          ==========

(4)    Capital Stock and Warrants
       --------------------------
       Through September 30, 2002, the Company has cumulatively accreted $30.0 million towards the payment of dividends on the PIK (Paid in Kind) Preferred Stock.

       At September 30, 2002, 49,000 warrants to purchase 15,925 shares of the Company's Common Stock at a purchase price of $0.01 per share remain outstanding.

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

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2002

(6)    Long-Term Debt
       --------------
       A summary of long-term debt is as follows (in thousands):

                                             September 30,       December 31,
                                                 2002                2001
                                              ----------          ----------
       Term A Facility                        $   29,751              30,625
       Term B Facility                           147,812             148,187
       Term C Loans                               15,000              15,000
       12% Senior Subordinated Notes             119,858             119,837
       14% Senior Discount Notes                 121,363             109,371
       Revolving Facility                         32,500              32,500
       Other                                         385                 504
                                              ----------          ----------
                                                 466,669             456,024
       Less current portion                     (466,349)           (455,683)
                                              ----------          ----------
                                              $      320                 341
                                              ==========          ==========

       At March 31, 2002, Insilco was in default on the 12% Notes and, was in default of its Amended Credit Agreement as a result of its failure to meet the agreement's EBITDA covenant. Subsequently, Insilco did not make the $7.2 million August 15, 2002, required interest payment on its 12% Notes and did not meet the EBITDA covenants under its Amended Credit Agreement for June 30 and September 30, 2002. At September 30, 2002, Insilco continued to operate under these defaults and therefore has classified as current, its debt obligations under the Amended Credit Facility, the 12% Notes and the 14% Notes.

       On May 3, 2002, the Company and the Lenders entered into a Forbearance Agreement. Under the Forbearance Agreement, the Lenders agreed that, absent a further default, they would not (a) accelerate the maturity of the debt under the Amended Credit Facility, (b) take enforcement action against any collateral, including effecting any rights of setoff, or (c) commence any legal action to enforce rights or remedies pursuant to the terms of the Amended Credit Facility, for the period from May 3, 2002 until July 10, 2002. This agreement was subsequently amended to extend the Forbearance Period through October 11, 2002. The purpose of the Forbearance Period was to allow the Company time to evaluate and pursue strategic alternatives such as a sale of all or some of the business, a Chapter 11 bankruptcy filing, or other remedies appropriate for the circumstances. In addition, Insilco was not required to make its June 30 and September 30, 2002 mandatory principal prepayments or interest payments on the Amended Credit Facility.

       At November 8, 2002, the Company had cash on hand of approximately $19.5 million. The Forbearance Agreement requires the Company to maintain a minimum cash on hand balance of $14.0 million. Insilco is currently unable to borrow additional amounts under its Revolving Facility.

       The Term A Facility is subject to mandatory quarterly prepayments in each of its six years, which began in December 2000, as follows: $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility

                                INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2002

       is subject to mandatory quarterly prepayments of $375,000 for the first six years and payments of $35.3 million and $105.8 million in the seventh year. The Term C Loans are due on June 25, 2007. There are no mandatory prepayments on the Term C Loans.

       The Term C Loans include warrants to purchase approximately 60,000 shares of Insilco common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of Insilco's common stock then outstanding. At September 30, 2002, the warrants were still outstanding.

       Due to the default, the Lenders have the option to increase the interest rate on the outstanding debt, under the Amended Credit Facility, by 2%. Furthermore, the Company's current borrowings under the Amended Credit Facility are at Bank One's base rate ("Base Rate"), plus an applicable margin. At September 30, 2002, the Base Rate was 4.75%, the applicable margin for the Term A and Revolving Facility was 2.75%, the applicable margin for the Term B Facility was 3.25% and the interest rate on the Term C Loans was 30%.

       The Company also pays an unused commitment fee, which fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. The unused commitment fee at September 30, 2002, was 0.75%.

       The Amended Credit Facility is a direct obligation of Insilco, as borrower and T.A.T. Technology, Inc., as Canadian borrower, and is guaranteed by Insilco's present and future domestic subsidiaries. The obligations thereunder are collateralized by (i) all or a substantial portion of the common stock or other interests in the Company's present and future subsidiaries, (ii) the present and future property and assets, including all accounts receivable, inventory, equipment, fixtures, patents, trademarks and specified real property of the Company and its present and future domestic subsidiaries (subject to certain qualifications and exceptions), and (iii) a collateral assignment of intercompany notes and junior security agreements securing all obligations of the domestic subsidiaries to the Company.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2002

(7)    Segment Information
       -------------------
       The following summary financial information by business segment (in thousands) is consistent with the basis of segmentation and measurement of segment profit or loss used in the Company's December 31, 2001 consolidated financial statements:

                                                            Three Months Ended          Nine Months Ended
                                                               September 30,               September 30,
                                                          ----------------------      ----------------------
                                                            2002          2001          2002          2001
                                                          --------      --------      --------      --------
       NET SALES:
          Custom Assemblies                               $ 12,950        23,918        51,256        88,475
          Passive Components                                17,988        18,718        52,589        60,583
          Precision Stampings                               14,591        13,913        43,481        45,848
                                                          --------      --------      --------      --------
           Total net sales                                $ 45,529        56,549       147,326       194,906
                                                          ========      ========      ========      ========

       LOSS BEFORE INCOME TAXES:
          Custom Assemblies                               $ (1,132)          (86)           19         5,072
          Passive Components                                   988           522         1,413         1,869
          Precision Stampings                                  731           294         1,667         1,664
          Unallocated corporate operating expenses            (981)         (678)       (2,489)       (2,117)
                                                          --------      --------      --------      --------
           Earnings (loss) before interest, taxes
             depreciation and amortization (EBITDA)           (394)           52           610         6,488
          Depreciation and amortization                     (2,674)       (5,083)       (8,353)      (15,401)
          Goodwill impairment charge                            --            --            --       (97,308)
          Unallocated amounts:
            Significant legal expense                       (1,223)           42        (4,300)          (87)
            Severance and other asset writedowns              (315)       (1,393)       (1,494)       (3,297)
            Cost of products sold - other charges (1)         (637)           --        (3,492)           --
            Restructuring charges (1)                           --          (891)       (2,092)         (891)
                                                          --------      --------      --------      --------
             Total operating loss                           (5,243)       (7,273)      (19,121)     (110,496)
          Interest expense                                 (14,895)      (14,360)      (43,616)      (39,285)
          Interest income                                      174         1,086         1,406         3,633
          Other, net                                           219           200         1,864           (52)
                                                          --------      --------      --------      --------
           Loss before income taxes                       $(19,745)      (20,347)      (59,467)     (146,200)
                                                          ========      ========      ========      ========

          Net loss                                        $(18,356)      (17,318)      (53,864)     (135,511)
                                                          ========      ========      ========      ========

(1) See Note 14.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2002

       A summary of identifiable assets by segment follows (in thousands):

                                           As of
                                  ------------------------
                               September 30,     December 31,
                                    2002            2001
                                  --------        --------
       Custom Assemblies          $ 35,418          57,931
       Passive Components           52,929          50,473
       Precision Stampings          40,008          42,250
       Corporate                    15,909          23,907
                                  --------        --------
          Total                   $144,264         174,561
                                  ========        ========

 (8)   Comprehensive Income (Loss)
       ---------------------------
       Comprehensive loss was ($19,006,000) and ($17,722,000) for the three months ended September 30, 2002 and 2001, respectively, including other comprehensive income (loss) consisting of foreign currency translation losses totaling ($470,000) and ($397,000), respectively. Comprehensive loss was ($53,328,000) and ($136,736,000) for the nine months ended September 30, 2002 and 2001, respectively, including other comprehensive income (loss) consisting of foreign currency translation gains (losses) totaling $536,000 and ($1,209,000), respectively.

(9)    Related Party Transactions
       --------------------------
       Insilco paid Credit Suisse First Boston ("CSFB") retainer fees of $212,500 and $150,000 year to date September 30, 2002 and 2001, respectively. Insilco had a payable to CSFB for retainer fees related to investment banking services of $187,500 and $150,000 at September 30, 2002 and December 31, 2001. Insilco also paid $625,000 in underwriting fees to CSFB in the first quarter of 2001.

       Insilco received $179,000 and $711,000 from ThermaSys, the former "Automotive Businesses" the Company sold in August 2000, for management fees and other miscellaneous items year to date September 30, 2002 and 2001, respectively. At September 30, 2002 and December 31, 2001, Insilco had net receivables from ThermaSys of $2,250 and $76,000, respectively. The September 30, 2002 and December 31, 2001 receivables consisted of management services provided to ThermaSys by Insilco.

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2002

(10)   Earnings Per Share
       ------------------
       The components of basic and diluted earnings per share were as follows (in thousands, except per share data):

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                         -------------------------         -------------------------
                                                           2002             2001             2002             2001
                                                         --------         --------         --------         --------
       Net loss                                          $(18,536)         (17,318)         (53,864)        (135,511)
       Preferred stock dividends                           (2,397)          (2,056)          (6,907)          (5,948)
                                                         --------         --------         --------         --------
         Net loss available for common                   $(20,933)         (19,374)         (60,771)        (141,459)
                                                         ========         ========         ========         ========


       Average outstanding shares of common stock           1,497            1,499            1,497            1,499

       Loss per share available to common:
           Basic                                           (13.98)          (12.93)          (40.60)          (94.37)
                                                         ========         ========         ========         ========
           Diluted                                       $ (13.98)          (12.93)          (40.60)          (94.37)
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

(12)   Impact of Recently Issued Accounting Standards
       ----------------------------------------------
       In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64 AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 145 also amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As encouraged by Statement No. 145, the Company adopted this new accounting standard early on July 1, 2002. The adoption of this statement did not have a significant effect on its results of operations or financial position.

       In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Statement No. 146 eliminates the definition and

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2002

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

(13)   Impairment of Goodwill
       ----------------------
       As a result of a dramatic decline in capital spending in the telecommunications industry, the Company concluded it was necessary to review its three most recent acquisitions: TAT Technologies, ("TAT"), acquired in February 2000; Precision Cable Manufacturing ("PCM"), acquired in August 2000; and InNet Technologies, Inc. ("InNet"), acquired in January 2001, and their related goodwill.

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

       Year to date September 30, 2002, the Company recorded $3,492,000 of Cost of Products Sold - Other Charges on the Statement of Operations for inventory writedowns and additional inventory reserves related to its Custom Assemblies operations located in North Myrtle Beach, South Carolina, Ireland, Northern Ireland and Rockwall, Texas and its Passive Components operation located in Inwood, New York.

       Year to date September 30, 2002, the Company recorded Restructuring Charges on the Statement of Operations of $2,092,000 consisting of: the reversal of $250,000 of charges relating to the termination

                               INSILCO HOLDING CO.

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2002

       of a lease agreement for office space in Morrisville, North Carolina representing accrued, but now terminated, future minimum lease payments. The recording of $2,342,000 of charges relating to the closure of the Custom Assemblies Taylorsville, North Carolina facility and the Passive Components sales office in Japan, the consolidation of the Custom Assemblies United Kingdom facility with the Ireland facility and the closure of Passive Components Inwood, New York and the Dominican Republic facilities. These restructuring activities are being completed to reduce operating costs as a result of declining sales demand. The charge consists of $1,441,000 in employee separation costs, $690,000 in noncancelable lease costs and $211,000 in other costs.

       As of September 30, 2002, the Company had an accrual of $1,920,000 relating to these restructuring charges, which is included in accrued expenses on the balance sheet. The Company expects a majority of this accrual will be paid by December 2002. A summary of this accrual is as follows (in thousands):

                                            As of                            Reversal of                          As of
                                           December       Restructuring     Restructuring         2002          September
                                           31, 2001          Charge            Charge         Cash Outlays       30, 2002
                                            -----------------------------------------------------------------------------
       Restructuring charges:
         Employee separations                $ 425            1,441               --              (786)            1,080
         Other exit costs                       22              211               --               (83)              150
         Remaining noncancellable
            lease costs                        324              690             (250)              (74)              690
                                            -----------------------------------------------------------------------------
          Total                              $ 771            2,342             (250)             (943)            1,920
                                            =============================================================================

       Under these plans approximately 130 employees have been terminated and approximately 68 will be terminated.

(15)   Subsequent Events
       -----------------
       On October 11, 2002, the Company and the Lenders amended the Forbearance Agreement to extend the Forbearance Period through November 4, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

OVERVIEW
--------

On February 15, 2002, Insilco failed to make a required interest payment on its 12% Notes. The 30-day grace period for such payment expired on March 18, 2002, resulting in an event of default under the indenture governing the 12% Notes, as well as, a cross-default under the Amended Credit Facility. On March 31, 2002, Insilco failed to meet the EBITDA covenant in the Amended Credit Agreement, which resulted in a default under the Amended Credit Agreement and the 12% Notes. Subsequently, Insilco did not make the $7.2 million August 15, 2002, required interest payment on its 12% Notes and did not meet the EBITDA covenants under its Amended Credit Agreement for June 30 and September 30, 2002. At September 30, 2002, Insilco continued to operate under these defaults and thus we have classified as current, our debt obligations under the Amended Credit Facility, the 12% Notes and the 14% Notes.

On May 3, 2002, we entered into a Forbearance Agreement with the Lenders. Under the agreement, the Lenders agreed, absent a further default, not to accelerate the maturity of the debt under the Amended Credit Facility, take enforcement action against any collateral, including effecting any rights of setoff, or commence any legal action to enforce rights or remedies for a period of sixty days ending July 10, 2002. This agreement was subsequently amended to extend the Forbearance Period through November 4, 2002. During the Forbearance Period, we considered such alternatives as a sale of all or some of the business, a Chapter 11 bankruptcy filing, or other remedies appropriate for the circumstances. We are engaged in active discussions with potential purchasers of substantially all of the assets of our three business segments, which we anticipate will result, upon successful completion of such negotiations, in multiple sales of these business segments through Chapter 11 bankruptcy proceedings. Such sales are predicated on negotiating final terms and conditions of the transactions and completing definitive documentation for the transactions that is, in each case, satisfactory to the buyers, the Lenders and us.

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

We continue to respond to these market conditions with headcount reductions and limited spending throughout our organization. Since December 2000, we have eliminated 2,664 hourly and 244 salary personnel representing approximately $39.1 million in annualized wages and fringes, reducing our total personnel approximately 58% to 2,084, excluding China. Furthermore, we continue to consolidate our operations into fewer manufacturing facilities as well as transfer certain production to lower cost facilities.

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

For the third quarter of 2002, our net sales decreased 19% to $45.5 million from the $56.5 million recorded in the third quarter of 2001. Year to date September 30, 2002, our net sales decreased 24% to $147.3 million from the $194.9 million recorded year to date September 30, 2001. These decreases are due to the decelerating macroeconomic conditions and reduced demand for our customers' end products discussed in the overview above. The following is a discussion of the sales fluctuations by segment:

   o Net sales from our Custom Assemblies segment in the third quarter of 2002 decreased $10.9 million, or 46%, to $13.0 million, from the $23.9 million recorded in the third quarter of 2001. Year to date sales declined $37.2 million, or 42%, to $51.3 million, from the $88.5 million recorded year to date September 30, 2001. These decreases reflect significantly reduced demand for our customers' DSL (digital subscriber line), optical, and central office telecom switching equipment and lower sales of non-telecom assemblies due to the general economic slowdown. The first quarter of 2002 included approximately $3.7 million of custom assembly sales to a telecom customer based on contractual purchase obligations. Without this sale, year to date total Custom Assemblies sales would have been $47.6 million.

   o Net sales from our Passive Components segment in the third quarter of 2002 decreased $0.7 million, or 4%, to $18.0 million, from the $18.7 million recorded in the third quarter of 2001. Year to date sales declined $8.0 million, or 13%, to $52.6 million, from the $60.6 million recorded year to date September 30, 2001. Sales of transformers and connectors are down from a year ago due to lower demand from networking, computer, and premise wiring customers, as well as, a 13% decrease in MagJack(R) product sales.

   o Net sales from our Precision Stampings segment in the third quarter of 2002 increased $0.7 million, or 5%, to $14.6 million, from the $13.9 million recorded in the third quarter of 2001. Year to date sales declined $2.3 million, or 5%, to $43.5 million, from the $45.8 million recorded year to date September 30, 2001. The increase in the third quarter is mainly due to higher sales of products in the housing markets, such as fuses and circuit breakers to two large customers. Year to date, these increases have not offset the declines in the other markets due to the continued slow down in manufacturing activity and weak demand from customers servicing the electronics market.

EBITDA for the third quarter of 2002 decreased to a loss of $0.4 million from the income of $0.1 million recorded in the third quarter of 2001. Year to date September 30, 2002, our EBITDA decreased 91% to $0.6 million from the $6.5 million recorded year to date September 30, 2001. These decreases are due to the decline in sales, as well as continued margin erosion at all of the business segments. The following is a discussion of the decrease in EBITDA by segment:

   o EBITDA from our Custom Assemblies segment in the third quarter of 2002 decreased $1.0 million to a loss of $1.1 million from the loss of $0.1 million recorded in the third quarter of 2001. Year to date September 30, 2002, EBITDA decreased $5.1 million to $0.0 million from $5.1 million recorded year to date September 30, 2001. These decreases were due to the sharp decline in higher margin sales of cable assemblies for optical telecom equipment. Excluding EBITDA from the purchase obligation noted in the sales discussion above, year to date EBITDA would have declined to a loss of $1.5 million. EBITDA margin for the third quarter of 2002 was (8.7%) and year to date 2002 was 0%. EBITDA margin for the third quarter of 2001 was (0.4%) and year to date 2001 was 5.7%.

   o In our Passive Components segment, EBITDA in the third quarter of 2002 increased $0.5 million to $1.0 million from $0.5 million recorded in the third quarter of 2001. Year to date September 30, 2002, EBITDA decreased $0.5 million to $1.4 million from $1.9 million recorded year to date September 30, 2001. This decrease reflects lower connector and transformer sales, as well as, a continued mix shift toward lower margin products and a more competitive pricing environment. Year to date, the Passive Components Segment also recorded $0.3 million in bad debt charges relating to certain European customers. EBITDA margin for the third quarter of 2002 was 5.5% and year to date 2002 was 2.7%. EBITDA margin for the third quarter of 2001 was 2.8% and year to date 2001 was 3.1%.

   o EBITDA from our Precision Stampings segment in the third quarter of 2002 increased $0.4 million to $0.7 million from the $0.3 million recorded in the third quarter of 2001. Year to date September 30, 2002, EBITDA was flat at $1.7 million as compared to $1.7 million recorded year to date September 30, 2001. There has been some improvement in the third quarter due to higher sales for products in the housing markets. EBITDA margin for the third quarter of 2002 was 5.0% and year to date 2002 was 3.8%. EBITDA margin for the third quarter of 2001 was 2.1% and year to date 2001 was 3.6%.

   o In the third quarter ended September 30, 2002, unallocated corporate operating expenses increased $0.3 million to $1.0 million from $0.7 million in the third quarter of 2001. Year to date 2002, unallocated corporate operating expenses increased $0.4 million to $2.5 million from $2.1 million year to date 2001. These increases are due to increases in employee related and risk insurance costs and the decline in the ThermaSys expense offset, which were offset by the decline in professional fees and board of director's fees. The corporate operating expenses in the third quarter of 2002 and 2001 include expenses for retainer fees related to investment banking services for CSFB of $0.1 million each. Year to date, the CSFB retainer fees for 2002 and 2001 were $0.2 million each. Also in the third quarter of 2002 and 2001, the corporate operating expenses include an expense offset related to management and other services provided to ThermaSys (an affiliate of CSFB) of $0.0 million and $0.2 million, respectively. Year to date 2002 and 2001, the ThermaSys expense offset was $0.1 million and $0.7 million, respectively.

Depreciation and amortization expense decreased $2.4 million to $2.7 million in the third quarter of 2002 from $5.1 million in the third quarter of 2001. Year to date 2002 depreciation and amortization expense decreased $7.0 million to $8.4 million from $15.4 million recorded year to date 2001. These decreases are mainly due to the decrease in amortization expense as a result of the write-off of acquisition related goodwill in 2001.

As a result of an extensive review completed in the second quarter of 2001, we determined that the goodwill resulting from several acquisitions was impaired and, in order to write-down goodwill to fair market value, we recorded a $97.3 million goodwill impairment charge. For further information see Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Year to date 2002, we recorded $4.3 million of professional and legal expenses relating to our strategic alternatives review. Year to date 2002, we also recorded $1.5 million of severance and non-operating amounts relating to general rationalization activities. In 2002, $1.3 million of the expenses were severance and $0.2 million were other costs. Year to date 2001, we recorded $3.3 million of severance and other non-operating amounts relating to general rationalization activities. In 2001, $2.4 million of the expenses were severance, $0.4 million related to lease obligations and $0.5 million were other costs.

We recorded $3.5 million of Cost of Products Sold - Other Charges year to date 2002, for inventory writedowns and additional inventory reserves related to our Custom Assemblies operations located in North Myrtle Beach, South Carolina, Ireland, Northern Ireland and Rockwall, Texas and our Passive Components operation located in Inwood, New York. Year to date 2002, we also recorded Restructuring Charges of $2.1 million consisting of a reversal of $0.2 million for a Morrisville, North Carolina lease that we were able to terminate, $1.4 million of severance, $0.7 million of lease and other building closing costs and $0.2 million of other exit costs. These costs relate to the closings of our Passive Components facilities in Inwood, New York, the Dominican Republic and a sales office in Japan and our Custom Assemblies facilities in Taylorsville, North Carolina and Northern Ireland. Year to date 2001, we recorded a restructuring charge of $0.9 million consisting of $0.4 million of severance, $0.1 million of asset impairment costs and $0.4 million of other costs. These costs related to the closure of our Custom Assemblies headquarters in Morrisville, NC and one of our Precision Stampings facilities in Thomaston, CT. These restructuring activities were taken to reduce operating costs as a result of declining sales demand.

As of September 30, 2002, we had an accrual of $1.9 million relating to these restructuring charges, which is included in accrued expenses on the balance sheet. We expect a majority of this accrual will be paid by December 2002. A summary of this accrual is as follows (in thousands):

                                            As of                           Reversal of                           As of
                                           December       Restructuring    Restructuring          2002          September
                                           31, 2001          Charge            Charge         Cash Outlays       30, 2002
                                            -----------------------------------------------------------------------------
       Restructuring charges:
         Employee separations                $ 425            1,441               --              (786)            1,080
         Other exit costs                       22              211               --               (83)              150
         Remaining noncancellable
            lease costs                        324              690             (250)              (74)              690
                                            -----------------------------------------------------------------------------
          Total                              $ 771            2,342             (250)             (943)            1,920
                                            =============================================================================

Under these plans approximately 130 employees have been terminated and approximately 68 will be terminated.

The operating loss for the third quarter of 2002 decreased $2.1 million to a loss of $5.2 million from $7.3 million recorded in the third quarter of 2001. Excluding the goodwill impairment charge recorded in 2001, year to date, the 2002 operating loss increased $5.9 million to a loss of $19.1 million from the year to date 2001 loss of $13.2 million. These increases were due to the decline in EBITDA and expenses associated with our restructuring and strategic alternative evaluation activities.

Net interest expense for the third quarter increased $0.5 million, or 4%, from the same period in the prior year as higher debt levels were somewhat offset by a decrease in interest rates. Year to date interest expense increased $4.3 million, or 11%, from the same period in the prior year due to the additional 2% charge on all outstanding debt, which was the result of the terms of the Amended Credit Facility negotiated in August 2001.

The loss before income taxes decreased $0.6 million to $19.7 million in the third quarter of 2002 from $20.3 million recorded in the third quarter of 2001. Excluding the goodwill impairment charge recorded in 2001, the year to date 2002 loss before income taxes increased $10.6 million to $59.5 million from $48.9 million recorded year to date 2001. The increase in the loss was attributable to the decline in operating income.

We recorded income tax benefits and effective rates for the third quarter of 2002 and 2001 of $1.2 million, or 6% and $3.0 million, or 15%, respectively. We recorded income tax benefits and effective rates for the nine months ended September 30, 2002 and 2001 of $5.6 million, or 9% and $10.7 million, or 7%, respectively. The change in the effective benefit rate is primarily due to a decrease arising from an establishment of valuation allowance against the 2002 net operating loss and an increase arising from the settlement of a federal audit and other federal, state and foreign tax net refunds.

We recorded a net loss of $18.5 million in the third quarter of 2002 as compared to net loss of $17.3 million in the third quarter of 2001. The year to date 2002 net loss was $53.9 million as compared to net loss of $135.5 million recorded year to date 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We are currently operating in default on the 12% Notes and the Amended Credit Agreement. As a result of these defaults, the debt under the Amended Credit Facility, the 12% Notes and the 14% Notes has been classified as current.

On May 3, 2002, we entered into a Forbearance Agreement with our Lenders. Under the agreement, the Lenders have agreed, absent a further default, not to accelerate the maturity of the debt under our Amended Credit Facility, take enforcement action against any collateral, including effecting any rights of setoff, or commence any legal action to enforce rights or remedies for a period of sixty days ending July 10, 2002. This agreement was subsequently amended to extend the Forbearance Period through November 4, 2002. During the Forbearance Period, we considered such alternatives as a sale of all or some of the business, a Chapter 11 bankruptcy filing, or other remedies appropriate for the circumstances. We are engaged in active discussions with potential purchasers of substantially all of the assets of our three business segments, which we anticipate will result, upon successful completion of such negotiations, in multiple sales of these business segments through Chapter 11 bankruptcy proceedings. Such sales are predicated on negotiating final terms and conditions of the transactions and completing definitive documentation for the transactions that is, in each case, satisfactory to the buyers, the Lenders and us.

Our recent losses and highly leveraged position raise doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Year to date 2002, inventory decreased $8.7 million and accounts payable decreased $5.4 million, as we continue to work inventory and the related purchases thereof, down to levels appropriate for current market conditions. However, cash flows from operations were a use of $6.0 million for the nine months ended September 30, 2002, as compared to a use of $7.5 million for the same period in 2001. The decrease in the cash flow use from the prior year is due to the non-payment of $14.4 million of interest on the 12% Notes of which, $7.2 million was due on February 15, 2002, and $7.2 million was due on August 15, 2002, and the non-payment of interest due under the Amended Credit Facility. These decreases in cash use were somewhat offset by the payment of $4.3 million relating to the restructuring activities and strategic alternatives review, lower EBITDA and lower cash generation from working capital. We paid $3.6 million in interest, including letter of credit and unused line fees, on the Amended Credit Facility through September 30, 2002; no interest has been paid on this facility since April 1, 2002. We paid letter of credit and unused line fees of $0.1 million in July 2002. We also paid an annual administrative fee of $0.2 million in August 2002.

In 2002, we paid a $3.1 million tax assessment relating to the capital gain from the sale of the shares of Arup Alu-Rohr und Profil GmbH, which was part of the Automotive Businesses we sold in August 2000. Additionally, on November 12, 2002, we received a $3.6 million federal tax refund that the Joint Committee had previously approved.

On April 1, 2002, Insilco paid the quarterly mandatory prepayment on the term facility of $1.25 million. The next two term loan mandatory prepayments of $1.25 million and the second and third quarter interest payments due under the credit facility were due on July 1, and September 30, 2002, but, under the Forbearance Agreement, these payments have not been made. As a result of our default, our current borrowings are at Bank One's base rate, plus an applicable margin and the Lenders have the option to increase this rate by 2%.

Capital expenditures for the first nine months of 2002 were $3.6 million as compared to $5.2 million year to date 2001. Capital expenditure allocations during the current period by segment were 18% to Custom Assemblies, 36% to Passive Components, and 44% to Precision Stampings. We continue to curtail future capital expenditures to coincide with market conditions.

On January 10, 2001, through Insilco, we purchased InNet Technologies, Inc. for $44.2 million, net of cash acquired, using cash and $25.0 million of additional Term B Facility borrowings, as permitted under the Credit Agreement.

At November 8, 2002, we had cash on hand of approximately $19.5 million. The Forbearance Agreement requires us to maintain a minimum cash on hand balance of $14.0 million. Insilco is currently unable to borrow additional amounts under its Revolving Facility.

As of September 30, 2002, our stockholders' deficit totaled $467.1 million, which is the result of recent operating losses and both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

OUTLOOK
-------

We are certain about our ability to meet our short-term cash requirements for operations, working capital, capital expenditures, and taxes. Our ability to meet our long-term cash requirements is predicated on the outcome of our negotiations with our Lenders and an ad hoc committee of holders of the 12% Notes. In addition, we are engaged in active discussions with potential purchasers of substantially all of the assets of our three business segments, which we anticipate will result, upon successful completion of such negotiations, in multiple sales of these business segments through Chapter 11 bankruptcy proceedings. Such sales are predicated on negotiating final terms and conditions of the transactions and completing definitive documentation for the transactions that is, in each case, satisfactory to the buyers, the Lenders and us. We believe our current cash position is adequate to meet our operating and working capital requirements through the fourth quarter of 2002 and the consummation of these potential sales.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 145 also amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. As encouraged by Statement No. 145, we adopted this new accounting standard early on July 1, 2002. The adoption of this statement did not have a significant effect on our results of operations or financial position.

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

MARKET RISK AND RISK MANAGEMENT
-------------------------------

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of September 30, 2002, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the third quarter of 2002, we had $225.1 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.3 million, using average debt levels. As of September 30, 2002, we had no interest rate derivative instruments in place for managing interest rate risks.

FORWARD-LOOKING INFORMATION
---------------------------

Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following:

o negotiations with our senior secured lenders and an ad hoc committee of the holders of the 12% Notes;

o    our commencing proceedings under Chapter 11 of the Bankruptcy Code;

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

ITEM 4.   CONTROLS AND PROCEDURES
          -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

Since the date of the Company's evaluation to the filing date of this Quarterly Report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          (None)

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

          (None)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Insilco is currently in default on its 12% Senior Subordinated Notes due 2007 because it did not make the required $7.2 million interest payments that were due on February 15 and August 15, 2002. See Note 1 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------

          The Company held its Annual Meeting of Shareholders on October 16, 2002, for the purpose of electing four directors to serve one-year terms expiring in 2003. The number of votes cast for or against each director nominee is as follows:

                                            Votes For         Votes Against
                                            ---------         -------------
          James E. Ashton                   1,416,481              -
          Thompson Dean                     1,416,481              -
          George A. Peinado                 1,416,481              -
          David A. Kauer                    1,416,481              -

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



                                               INSILCO HOLDING CO.
                                               -------------------


Date:   November 14, 2002                By:   /S/ MICHAEL R. ELIA
                                               -------------------------------
                                               Michael R. Elia
                                               Senior Vice President and
                                               Chief Financial Officer

                                         By:   /S/ DAVID A. KAUER
                                               -------------------------------
                                               David A. Kauer
                                               President and
                                               Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, David A. Kauer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Insilco Holding Co.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                               /s/ David A. Kauer
                                               -------------------------------
                                               David A. Kauer
                                               Chief Executive Officer

                                             CERTIFICATION PURSUANT TO
                                              18 U.S.C. SECTION 1350,
                                              AS ADOPTED PURSUANT TO
                                   SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002





I, Michael R. Elia, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Insilco Holding Co.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                               /s/ Michael R. Elia
                                               -------------------------------
                                               Michael R. Elia
                                               Chief Financial Officer